Form 10-K
period 2010-11-30
Onyx Service & Solutions, Inc
filed 2011-02-24
CIK 1483078

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

   ☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended November 30, 2010

or

  ☐ Transitional Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

333-165370
Commission file number

ONYX SERVICE & SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	80-0513468
(State of incorporation)	(IRS Employer Identification Number)

7337 Oswego Road Liverpool, New York 13090
(Address of principal executive office)

(315) 451-4822
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock: $.0001 Par Value
(Title of Class)

Indicate by check mark whether the registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐ No ☒

Indicate by check mark whether the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 17, 2011 here were outstanding 4,309,000 shares of Onyx Service & Solutions, Inc.'s common stock, par value $.0001 per share (the "Common Stock").

ONYX SERVICE & SOLUTIONS, INC.

Form 10-K

Report for the Fiscal Year

 Ended November 30, 2010

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

        We are currently a provider of both privately-owned and company-owned Automatic Teller Machines, or ATM’s, in Onondaga County in upstate New York. The Company receives revenues from the collection of the surcharge revenues and inter-exchange revenues.

The Company

The Company was incorporated in the State of Delaware on November 25, 2009. As of November 30, 2010, we own three Automated Teller Machines (“ATMs”) and manage 19 ATMS throughout upstate New York

On November 25, 2009, we entered into an asset purchase agreement with Fresca Worldwide Trading Corp. (“Fresca”), a Nevada corporation, to purchase from Fresca all its assets including without limitation three ATMs and the rights to manage 19 other ATMS throughout upstate New York.  The acquisition was completed on November 25, 2009.  Prior to such acquisition of assets, we had no operations or assets.

Plan of Operation

We believe that the profitable operation of an ATM is largely dependent upon its location. Fresca, the company that sold us our ATMs, had devoted significant effort to the selection of locations that it believed would generate high cardholder utilization. Ms. Mary Passalaqua and Ms.  Margaret Burton, our officers and directors were also officers and directors of Fresca.  We will monitor the performance and rate of use of these ATMs and determine the viability of these locations.  Additionally, we believe the availability of attractive sites is a principal factor affecting our ability to achieve further market penetration. We attempt to identify locations in areas with high pedestrian counts where people need access to cash and where use of the ATM is convenient and secure. In addition, we believe such locations also provide a convenience to the retailer who may wish to avoid the financial exposure and added overhead of offering check-cashing services to their customers. Key target locations for our ATMs include the following

• convenience stores and combination convenience stores and gas stations,

• regional retailers,

• bars/clubs,

• theaters, and

• bowling alleys.

Our goal is to secure key locations in advance of our competitors as we believe cardholders generally establish a pattern of continued usage of a particular ATM. Further, we believe such patterned usage will continue unless there are frequent problems with the location, such as a machine being out of service.

We enter into leases for our ATM locations. The leases generally provide for the payment to the lessor of either a portion of the fees generated by use of the ATM or a fixed monthly rent. Most of our leases have a term of approximately five years with a five-year renewable terms. We generally have the right to terminate a lease if the ATM does not meet certain performance standards. The lessor generally has the right to terminate a lease before the end of the lease term if we breach the lease agreement or become the debtor in a bankruptcy proceeding.

Typical ATM Transaction . In a typical ATM transaction in our network, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to a processing center at Meta Bank. First Data or Columbus Data by dedicated dial-up communication links. The processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

Authorization of ATM transactions . Transactions processed on ATM’s in our network are the responsibility of the card issuer. We are not liable for dispensing cash in error if we receive a proper authorization message from a card issuer.

Transaction Volumes . We monitor the number of transactions that are made by cardholders on ATM’s in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to nine months after installation as consumers become familiar with the location of the machine.

Technology

Most of the ATMs in our network are manufactured by Triton and Tranax. Due to the wide range of advanced technology available, we are able to supply our customers with state-of-the-art ATMs providing electronic features and reliability through sophisticated diagnostics and self-testing routines. The various machine types perform functions ranging from the basic routines, which include dispensing cash, displaying account information, and providing a receipt to the user, to more sophisticated routines such as dispensing stamps or coupons and providing advertising revenue through the use of monochrome or color monitor graphics. Many of our ATMs are modular and upgradeable so we may adapt them to provide additional services in response to changing technology and consumer demand. Our field services staff tests each ATM prior to placing it in service.

Industry

We have noted the following trends in the ATM industry which we expect to continue in the foreseeable future:

•

A consolidation in the banking industry, causing the number of different financial institutions and different ATM networks to decline. Generally, users who use ATMs affiliated with their banks are not charged surcharge fees. This consolidation and resulting proliferation of affiliated ATMs is causing regional operators who charge surcharge fees, such as our Company, to lose current and potential customers, market share and revenue.

•	An increase in the public’s use of bank cards as a either credit or debit card as compared to utilizing cash to make purchases.

•	An increase in the number and proliferation of ATM sites by national banking institutions which facilitate their customers access to cash and making stand alone ATMs, such as ours, less necessary.

•

An increase in and public awareness of identity theft and ATM fraud often perpetuated by persons manipulating and damaging stand alone ATMs such as ours, which may cause potential customers to be weary of utilizing ATM machines not affiliated with regional or national banking institutions, including our ATMs.

•	National banks lowering their surcharge fees relative to stand alone ATMs, such as ours

•

An increase in banks’ affiliations with other institutions (e.g., airlines, merchants, charities) which enable customers to use their bank cards as credit/debit cards and earn points redeemable at such other institutions

•	A decrease in merchants’ required minimum purchases before accepting a customer’s credit cards and bank cards used as either a credit or debit card.

•	The ability of a customer to receive cash back from a merchant when using his/her debit cards to make a purchase at the merchant, thereby decreasing the need for the customer to use an ATM.

•	Credit card processors diversifying their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

•	Number of retailers issuing their own in-store credit cards and offering their customers utilizing such retailer’s credit card with discounted merchandise.

•	Companies that have the capability to provide both back office services and ATM management services.

•	Consolidators in the business such as TRM/E-Funds and Cardtronics/E-trade.

We believe that the foregoing industry trends will most likely have a material adverse effect on our future financial condition and/or results of operations, especially if we fail to grow our business.

Competition

Individuals seeking ATM-related services have a variety of choices at banking locations and within retail establishments. The convenience cash delivery and balance inquiry market is, and we expect it to remain, highly competitive due to the fact that there are few barriers to entry into the business. Our principal competition arises from other independent sales organizations, or ISOs, similar to the Company including Innovus, TRM Corp, IMS and Cardtronics. We also compete with numerous national and regional banks that operate ATM’s at their branches and at other non-branch locations. In addition, we believe that there will be continued consolidation in the ATM industry in the United States. Accordingly, new competitors may emerge and quickly acquire significant market share.

Competitive factors in our business include network availability and response time, price to both the card issuer and to our customers, and ATM locations. Our principal competitors are national ATM companies that have a dominant share of the market. These companies have greater sales, financial, production, distribution and marketing resources than ours.

We have identified the following additional categories of ATM network operators:

•

•

Financial Institutions. Banks have been traditional deployers of ATMs, which have customarily been located at their banking facilities. In addition, the present trend is for many banks to place ATMs in retail environments when the bank has an existing relationship with the retailer. This practice presents both a threat and an opportunity. It is a threat if the financial institution chooses to manage this program on its own, whereby it would limit the ATM locations available to us. On the other hand, it may be an opportunity if the financial institution chooses to outsource the management of this type of program to companies such as ours.

•

•

Credit Card Processors. Several of the credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

•	• Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions.

•	• Companies that have the capability to provide both back office services and ATM management services.

•	• Consolidators in the business such as TRM/E-Funds and Cardtronics/E-Trade.

Management believes that many of the above providers, with the exception of Cardtronics, deploy ATMs to diversify their operations and that the operation of the ATM network provides a secondary income source to a primary business.

In April 1996, national debit and credit card organizations changed the rules applicable to their members to permit the imposition of surcharge/convenience fees. Since such time, there has been increased competition, both from existing ATM network operators and from new companies entering the industry. There can be no assurance that we will compete successfully with national ATM companies. A continued increase in competition could adversely affect our margins and may have a material adverse effect on our financial condition and results of operations.

 ITEM 2.     PROPERTIES

The following is a description of our properties:

Location	Approximate Square Footage	Use

Liverpool, NY	750 sq. ft.	General office use; operations, accounting, and related administration.

Liverpool, NY	300 sq. ft.	General warehouse use, equipment storage, and maintenance operations.

We lease our general office and warehouse space in Liverpool, NY pursuant to a three year lease dated November 29, 2009 with Mary Passalaqua, a principal stockholder, officer and director of the Company. Pursuant to the lease, the property can only be used for ATM ownership and management. Our rent is $3,600 per year payable $300 per month, subject to adjustment if the real estate taxes on the land and buildings, of which the leased properties are a part, are in excess of the amount of the real estate taxes thereon for the former fiscal year. We did not pay a security deposit. We are responsible for utilities for the leased properties and we may not sublet any portion of the property without the consent of Mary Passalaqua.  The lease expires on December 1, 2012.

The address to our general office and warehouse space is 7337 Oswego Road, Liverpool, NY 13090.

We believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

In general, all facilities are in good condition and are operating at capacities that range from 80% to 100%. All facilities are leased under operating leases. In comparison to similar facilities in the area, we believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.    REMOVE AND RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

There is presently no public market for our Common Stock.  However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 6.   SELECTED FINANCIAL DATA

The table below summarizes our audited balance sheet at November 30, 2010 compared to 2009 and statement of operations for the fiscal year ended November 30, 2010 compared to 2009.

	At November 30,
	2010 (Audited)	2009 (Audited)
Balance Sheet:
Cash	$32,541	$4,651
Total Assets	$34,769	$7,763
Total Liabilities	$11,389	$16,167
Total Stockholders’ Equity (Deficit)	$23,380	$(8,404)

	For the Period Ended November 30,
	2010 (Audited)	2009 (Audited)
Statement of Operations :
Revenue	$23,401	$175
Expenses	$76,442	$2,189
Net Loss	$(53,466)	$(2,014)
Net Loss Per Share of Common Stock	$(0.01)	$(0.00)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Organization and Basis of Presentation

The Company was formed under the laws of the State of Delaware.  On November 25, 2009, the Company entered into an asset purchase agreement with Fresca World Wide Trading Corp, a Nevada company, for the purchase of its ATM assets including without limitation three ATMs and the rights to manage 19 other ATMs throughout upstate New York. The acquisition was completed on November 25, 2009. Prior to such acquisition of assets, we had no operations or assets.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition Policies

The Company derives its revenue from surcharge revenue and inter exchange revenue. Surcharge fees are added fees which the Company charges the ATM user for dispensing cash. Inter exchange fees are fees charged between banks for transferring money. The Company all of the Surcharge Fees and receives a portion of the Inter exchange fees as income. The Company recognizes the net fees received as revenues.

The Company receives interchange fees for transactions on ATM’s that it owns. The Company also receives the interchange fee for transactions on ATM’s owned by third party vendors included within its network. The Company keeps and reports as revenues all interchange fees.

The Company has 3 different circumstances for recording the surcharge fee as revenue. In the first case, for ATM’s owned and serviced by the Company, the Company receives and reports all of the surcharge fee as revenue. In the second case, where the Company owns but does not service the ATM’s, the Company records the surcharge fee as revenue and records the portion of the fee paid to the owner of the ATM location as commission expense. In the third case, of ATM’s owned and serviced by third party vendors, the Company rebates all of the surcharge fee to the third party and does not report any surcharge fee revenue.

TWELVE MONTHS ENDED NOVEMBER 30, 2010

REVENUES

The Company had total Revenue for the Twelve Months Ended November 30, 2010 of $23,401.  This reflects an increase of $23,226 or 13,372% when compared to the total revenue of $175 from November 25th through November 30, 2009.  This change is primarily attributed to an increase number of transactions on the system resulting from comparison of a full year of revenue instead of the startup period.

The Company had Interchange Revenue for the Twelve Months Ended November 30, 2010 of $8,932.  This reflects an increase of $8,858 or 12,071.62%, when compared to the Interchange Revenue of $74 of Period Ended November 30, 2009, for Onyx’s Start up period.  This is primarily attributed to an increase in the number of ATM’s which Interchange Revenue is received and the number of transactions occurring during the period.

The Company had Surcharge Revenue for the period Ended November 30, 2010 of $13,914.  This reflects an increase of $13,840 when compared to $74 for the period Ended November 30, 2009 for Onyx’s Start up period.   This increase is primarily attributed to an increase in the number of transactions.

COSTS OF SALES

Our commissions increased $3,401 from $0 for the period Ended November 30, 2009 to $3,401 for the Twelve Months Ended November 30, 2010.  This increase is due to an increase in the number of vendors receiving commission.

Our cost for ATM phone lines and supplies increased $1,036 from $0 for the period Ended November 30, 2009 to $1,036 for the Twelve Months Ended November 30, 2010.  This increase is primarily due to an increase in ATM Phone supplies purchased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the Twelve Months Ended November 30, 2010 are $70,312.   This is a increase of $68,123 when compared to $2,189 for the period Ended November 30, 2009. This increase consists primarily of increases in professional fees.

Net Loss from Operations

We had net loss of $53,466 for the Twelve Months Ended November 30, 2010 as compared to a net loss of $2,014 for the period Ended November 30, 2009. This increase was primarily due to an increase in Professional fees for the Twelve Months Ended November 30, 2010.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of November 30, 2010 we had $32,541 cash on hand, compared to $4,651 as of November 30, 2009.  We believe that we will continue to need investing and financing activities to fund operations.

Net cash used by operating activities was $46,424 during the Twelve Months Ended November 30, 2010, mainly representative of an increase in General and Administrative expenses paid during 2010. This compares to net cash provided by operating activities of $2,662 for the period Ended November 30, 2009.

Net cash provided by investing activities was $0 during the Twelve Months Ended November 30, 2010.  This compares to net cash used by investing activities of $10,400 for the period Ended November 30, 2009 representative of a purchase of Fresca.

Net cash provided by financial activities was $74,314 during Twelve Months Ended November 30, 2010, mainly representing the increase in sale of stock.  This compares to net cash provided by financing activities of $12, 389 for the period Ended November 30, 2009.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 3 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of November 30, 2010, we had total current assets of $33,410, and total current liabilities of $11,389 which results in working capital of $22,020 as compared to total current assets of $4,711 and total current liabilities of $16,167 resulting in a deficit in working capital of 11,456 as of December 31, 2009.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The accompanying consolidated financial statements and notes to financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, has the ability to manage the recovery of its assets and satisfy its liabilities in the normal course of its continued operation.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).      CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

ITEM 9A.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a  et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, our internal control over financial reporting does not provide assurance that a misstatement of our financial statements would be prevented or detected

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1)

We do not have an Audit Committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee; it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of three members, including two independent members. All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2)

As of November 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our Directors and Executive Officers

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Margaret A. Burton	48	Secretary and a director

Mary Passalaqua	61	President, Chief Executive Officer and a director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Margaret A. Burton attended Charleston Technical and Onondaga Medical Career School and has earned a Teaching Assistant Certification from the New York State Dept. of Education. Ms. Burton was employed as a Teaching Assistant by the Jamesville Dewitt Central School from October 10, 1997 through November of 2000 and from September 2007- current.  She was employed as Parent Advocate by the Jamesville-Dewitt School District form September 2002 through November 2005. Since September 2005, she has been employed part-time as a Teaching Assistant with the Jamesville-Dewitt Central School and from September 2006 has been the After-School Program Staff Supervisor for Casey’s Place at the Elmcrest Children’s Center. Ms. Burton has been serving on the Board of Directors and as Secretary since November 25, 2009. Ms. Burton has acted as President and Director of Fresca from its inception in February 2006 through her resignation in September of 2008.

Mary Passalaqua is a 1969 graduate of Liverpool High School in Liverpool, New York.  From 1992 to 1999, Ms. Passalaqua was Assistant Financial Officer for American Telecom, Inc., located in Liverpool, New York.  From 2000 through 2006, Ms. Passalaqua was an owner and secretary at Laqua’s 491 Chevrolet.  Ms. Passalaqua was the Managing Member of Cobalt Blue, LLC from 2003 through 2006.  She became President and Director of Callaway Properties, Inc. in March 2004 and our President, Chief Financial Officer and director from November 25, 2009.Cobalt Blue LLC was operated as privately held company involved in the ATM business. . Mary Passalaqua served with TIA IV (a blank check company) as an officer /director from August 2006 to August 2008.

Executive Compensation

We have not paid any salary, bonus or other compensation to Margaret A. Burton or Mary Passalaqua, our officers and directors, since our inception. We presently have no compensation arrangements with Ms. Burton or with Ms. Passalaqua.

Stock Option Grants

No stock options or stock appreciation rights under any stock incentive plans or otherwise were granted to Ms. Burton and Ms. Passalaqua since our inception.

Director Compensation

We do not currently pay, nor have we in the past, paid Ms. Burton or Ms. Passalaqua, our officers and directors, any salary or fees for their services. It is however our policy to pay director expenses in attending board meetings.

Employment Agreements

We have not entered into an employment agreement with our employees, and employment arrangements are all subject to the discretion of our board of directors.

Indemnification of Officers and Directors

Under Delaware law, a corporation may indemnify its officers, directors, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act of 1933, as amended. Those circumstances include that an officer, director, employee or agent may be indemnified if the person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

 Article 8 of our Articles of Incorporation provide that no director shall be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty by such director as a director. Notwithstanding the foregoing sentence, a director shall be liable to the extent provided by applicable law, (i) for breach of the director’s duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation law or (iv) for any transaction from which the director derived an improper personal benefit. No amendment to or repeal of this provision shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment.

We are also permitted to apply for insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions, whether or not the Delaware General Corporation Law would permit indemnification.

Indemnification Against Public Policy

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The effect of indemnification may be to limit the rights of the Company and its stockholders (through stockholders’ derivative suits on behalf of the Company) to recover monetary damages and expenses against a director for breach of fiduciary duty.

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of November 30, 2010. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
Mary Passalaqua
President/Director/CEO	2010	-0-	--	--	--	--
Margaret A. Burton
Secretary/Director/CFO	2010	-0-	--	--	--	--

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended November 30, 2010 or for the previous year.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of November 30, 2010.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements

None.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of November 30, 2010 by (i) each executive officer named under “Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our Common Stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our Common Stock listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o Onyx Service & Solutions, Inc. located at 7337 Oswego Road, Liverpool, New York 13090 and our telephone number is (315) 451-4822.

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock(1)
Margaret A. Burton Secretary and Director, Chief Financial Officer 6204 Beaver Run Jamesville, NY 13078	2,000,000	46.4%

Mary Passalaqua President, Chief Executive Officer and a director 106 Glenwood Drive. S. Liverpool, NY 13090	2,000,000	46.4%

All executive officers and directors as a group (without naming them) (1 person)	4,000,000	92.8%

(1)

Applicable percentage of ownership is based on 4,309,000 shares of Common Stock issued and outstanding. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We lease our general office and warehouse space in Liverpool, NY pursuant to a three year lease, dated November 29, 2009 with Mary Passalaqua, a principal stockholder, officer and director of the Company. Pursuant to the lease, the property can only be used for ATM ownership and management. Our rent is $3,600 per year payable $300 per month, subject to adjustment if the real estate taxes on the land and buildings, of which the leased properties are a part, are in excess of the amount of the real estate taxes thereon for the former fiscal year. We did not pay a security deposit. We are responsible for utilities for the leased properties and we may not sublet any portion of the property without the consent of Mary Passalaqua. The lease expires on December 1, 2012

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our directors, Mary Passalaqua and Margaret Burton, are also officers of the Company.  As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors.  Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.    PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1)     Audit Fees:  The Company’s principal accountant, M&K CPA’S has billed for Audit services $29,000 for the year ended November 30, 2010.

(2)     Audit Related Fees:            None

(3)     Tax Fees:                            None

(4)     All Other Fees:                   None

PART IV

ITEM 15.     EXHIBITS

EXHIBIT 31.1	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL EXECUTIVE OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 31.2	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 32.1	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL EXECUTIVE OFFICER’S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32.2	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

INDEX TO FINANCIAL STATEMENTS

November 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Onyx Service & Solutions, Inc.

We have audited the accompanying balance sheets of Onyx Service and Solutions, Inc. (the “Company”) as of November 30, 2010, and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period then ended November 30, 2010 and five day period ended November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Service and Solutions, Inc. as of November 30, 2010 and 2009 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company suffered a net loss from operations and has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

February 17, 2011

ONYX SERVICE AND SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2010	2009
CURRENT ASSETS
Cash and Cash Equivalents	$ 32,541	$ 4,651
Accounts Receivable	869	60
TOTAL CURRENT ASSETS	33,410	4,711

PROPERTY & EQUIPMENT - NET	1,359	3,052

TOTAL ASSETS	$ 34,769	$ 7,763

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 7,489	$ 4,436
Accounts Payable - Related Party	3,900	300
Related Party Notes Payable and Accrued Interest	-	11,431

TOTAL LIABILITIES	11,389	16,167

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .0001 par value 10,000,000 shares authorized	-
Common Stock, .0001 par value 250,000,000 shares authorized,
4,309,000 and 4,000,000 shares issued and outstanding respectively.	431	400
Additional Paid in Capital	78,429	(3,790)
Subscription Receivable	-	(3,000)
Accumulated Deficit	(55,480)	(2,014)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	23,380	(8,404)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 34,769	$ 7,763

The accompanying notes are an integral part of these financial statements

ONYX SERVICE AND SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The	For The
	Period Ended	Period Ended
	November 30, 2010	November 30, 2009

SALES	$ 23,401	$ 175

COST OF SALES	4,437	-
DEPRECIATION	1,693	-
GENERAL AND ADMINSTRATIVE	70,312	2,189
TOTAL EXPENSES	76,442	2,189

NET OPERATING INCOME/(LOSS)	(53,041)	(2,014)
OTHER INCOME (EXPENSE)

Interest Expense	(425)	-
Total Other Income (Expense)	(425)	-

NET INCOME (LOSS)	$ (53,466)	$ (2,014)

Net Income (Loss) per Common Share	$ (0.01)	$ (0.00)

Weighted Common Shares Outstanding - basic and diluted	4,203,773	4,000,000

The accompanying notes are an integral part of these financial statements

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED NOVEMBER 30, 2010

	Common Stock		Additional	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Receivable	Deficit	Equity (Deficit)
Balance at November 25, 2009	-	$ -	$ -		$ -	$ -
Founders Shares	4,000,000	400	2,600	(3,000)		-
Net Loss			(6,390)		(2,014)	(8,404)
Balance at November 30, 2009	4,000,000	400	(3,790)	(3,000)	(2,014)	(8,404)
Cash Received for subscription receivable				3,000		3,000
Sale of Stock	309,000	31	77,219	-		77,250
Contributed Capital			5,000			5,000
Net Loss	-	-	-		(53,466)	(53,466)

Balance November 30, 2010	4,309,000	$ 431	$ 78,429	-	$ (55,480)	$ 23,380

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLDIATED STATEMENST OF CASH FLOWS
FOR THE PERIOD ENDED NOVEMBER 30, 2010

	For The	For The
	Period Ended	Period Ended
	November 30, 2010	November 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$ (53,466)	$ (2,014)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation expense	1,693	-
Changes in Operating Assets & Liabilities:
Accounts Receivable	(809)	(60)
Accounts Payable	3,054	4,736
Accounts Payable - Related Party	3,600
Debt Forgiveness	(496)
CASH USED FOR OPERATING ACTIVITIES	(46,424)	2,662

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Fixed Assets	-	(10,400)

CASH USED FOR INVESTING ACTIVITIES	-	(10,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid In Capital		-
Proceeds from sale of stock	80,249	-
Contributed Capital		958
Borrowing on Debt from Related Party	22,000	11,431
Principle Payments on Debt to Related Party	(27,935)	-

CASH PROVIDED BY FINANCING ACTIVITIES	74,314	12,389

NET INCREASE IN CASH	27,890	4,651

CASH AT BEGINNING OF PERIOD	4,651	-

CASH AT PERIOD END	$ 32,541	$ 4,651

Debt forgiveness	$ 5,000	$ -

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2010

NOTE 1.             NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Onyx Service and Solutions, Inc. (the Company) is currently a provider of both privately owned and company owned automatic teller machines (ATM). The Company receives revenues from the collection of the surcharge revenues and inter-exchange revenues.

Organization and Basis of Presentation

The Company was formed under the laws of the State of Delaware.  On November 25, 2009, the Company entered into an asset purchase agreement with Fresca Worldwide Trading., a Nevada company, for the purchase of its ATM assets.   In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts Onyx Service and Solutions, Inc., Fresca World Wide Trading Corp. and Premier ATM Inc., a wholly owned subsidiary of Fresca World Wide Trading Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company derives its revenue from surcharge revenue and inter-exchange revenue. Surcharge fees are added fees which the Company charges the ATM user for dispensing cash. Inter exchange fees are fees charged between banks for transferring money. The Company receives all of the Surcharge Fees and receives a net of $.20 per transaction of the Inter exchange fees. The Company recognizes the net fees received as revenues.

The Company receives interchange fees for transactions on ATM’s that it owns. The Company also receives the interchange fee for transactions on ATM’s owned by third party vendors included within its network. The Company keeps and reports as revenues all interchange fees.

The Company has 3 different circumstances for recording the surcharge fee as revenue. In the first case, for ATM’s owned and serviced by the Company, the Company receives and reports surcharge fee as revenue. In the second case, where the Company owns but does not service the ATM’s, the Company records the surcharge fee as revenue and records the portion of the fee paid to the owner of the ATM location as commission expense. In the third case, of ATM’s owned and serviced by third party vendors, the Company rebates all of the surcharge fee to the third party and does not report any surcharge fee revenue.

INCOME TAXES

The Company provides for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Codification Number (“ASC”) 740, “Accounting for Income Taxes.” ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In accordance with ASC 740, the Company has evaluate its tax positions and determined there are no uncertain tax positions.

EARNINGS (LOSS) PER SHARE

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended November 30, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

• Level 1. Observable inputs such as quoted market prices in active markets. • Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
• Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of November 30, 2010 or 2009, and as such, had no assets or liabilities that fell into the tiers described above.

In February 2007, the FASB issued ASC 825, Financial Instruments.  ASC 825 permits entities an option to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. The Company does not expect that the adoption of ASC 825 will have a material impact, if any, on the Company’s financial position or results of operations.

NOTE 3.

PROPERTY & EQUIPMENT

November 30, 2010

November 30, 2009

Equipment

        $            8,469

$

8,469

Accumulated Depreciation

                    (7,110)

            (5,417)

Total Property & Equipment

         1,359

             3,052

NOTE 4.

INCOME TAXES

Income Taxes

The Company provides for income taxes under (now included under Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2029. The net operating loss as of November 30, 2010 is approximately $55,480. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

November 30, 2010
Deferred tax asset:
NOL Carry forward	$18,863
Valuation allowances	(18,863)
Deferred Tax Asset	$0

NOTE 5.

COMMON STOCK

During November 2009 the company issued 4,000,000 founder’s shares of common stock.  During April 2010, the company sold 309,000 shares at $.25 per share for proceeds of $77,250.  The number of shares issued and outstanding at November 30, 2010 is 4,309,000.  The company is authorized to issue common stock of 250,000,000 shares at par value of $ .0001.

NOTE  6.

NOTES PAYABLE

The Company has a $5,000  note payable with Joe Meuse  a related party as an officer of Belmont Partners LLC which was a prospective buyer of Fresca, there are no terms or interest on this note. This note was forgiven by the related party, the resulting transaction was recorded as contributed capital and recorded to additional paid in capital.  The total of related party note payable was $0 as of November 30, 2010.

The Company has a $5,000 note payable with Joseph Passalaqua a related party (husband of Mary Passalaqua President) bearing interest at 10%; payable on demand.  The Company has a $500 note payable with Joseph Passalaqua bearing interest at 18%; payable on demand.  The related party note with Joe Passalaqua was repaid. The total of related party note payable was $0 as of November 30, 2010.

As of November 30, 2009 the total of related party notes payable was $11,389.

NOTE 7.

OPERATING LEASE

The Company leases office space under an operating lease expiring in December 2012. Rent expense for the period ended November 30, 2010 amounted to $3,600. The Rent is due to Callaway Properties a company fully owned by Mary Passalaqua, a related party of Onyx.

The minimum future rental payments under the operating lease at November 30, 2010 are as follows:

2010	$300
2011	$3,600
2012	$3,600

NOTE 7.

RELATED PARTY

The Company has a $5,000  note payable with Joe Meuse  a related party as an officer of Belmont Partners LLC which was a perspective buyer of Fresca, there are no terms or interest on this note. This note was forgiven by the related party, the resulting transaction was recorded as contributed capital and recorded to additional paid in capital.  The total of related party notes payable was $0 as of November 30, 2010.

The Company has a $5,000 note payable with Joseph Passalaqua a related party (husband of Mary Passalaqua President) bearing interest at 10%; payable on demand.  The Company has a $500 note payable with Joseph Passalaqua bearing interest at 18%; payable on demand.  The related party note with Joe Passalaqua was repaid.  The total of related party note payable was $0 as of November 30, 2010.

The Company leases office space under an operating lease expiring in December 2012.  Rent expense for the period ended November 30, 2010 amounted to $3,600. The Rent is due to Callaway Properties a company fully owned by Mary Passalaqua, a related party of Onyx.

NOTE  8.

 THE EFFECT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The ASC was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after November 15, 2010. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. The ASC was effective for the Company for the first reporting period, including interim periods, beginning after issuance. The adoption of this ASU did not have a material impact on our financial statements.

In November 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC upon inception at November 23, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after November 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying audited financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

NOTE 10.

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11.

UNAUDITED PRO FORMA INCOME STATEMENT

On November 25, 2009, the Company entered into an asset purchase agreement with Fresca Worldwide Trading, a Nevada company, for the purchase of its ATM assets. The Company paid Fresca World Wide Trading Corp. $10,400 for the purchase of its ATM assets.

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during periods below:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX SERVICE & SOLUTIONS, INC.

Dated: February 17, 2011

by: /s/ Marry Passalaqua

Mary Passalaqua

President and Chief Executive Office

by: /s/ Margaret Burton

Margaret Burton

Secretary; Director; Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

by: /s/ Mary Passalaqua

Mary Passalaqua

President and Chief Executive Officer

(Principal Executive Officer)

by: /s/ Margaret Burton

Margaret Burton

Secretary; Director; Chief Financial Officer

(Principal Financial Officer)