Form 10-K/A
period 2010-11-30
Onyx Service & Solutions, Inc
filed 2011-03-03
CIK 1483078

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended Form 10-K”) of Onyx Service & Solutions, Inc. amends our Annual Report on Form 10-K for the year ended November 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2011(the “Original Form 10-K”).  This Amended Form 10-K is being filed solely to correct an inadvertent  error, which occurred during the edgarization process, in “Note 11 of the Notes to Financial Statements” of the Original Form 10-K, resulting in the deletion of the unaudited pro forma income statement.  We have included the unaudited pro forma income statement to correct this error.

Except as described above, no other amendments are being made to the Original Form 10-K.  This Amended Form 10-K does not reflect events occurring after the Original Form 10-K or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.

ONYX SERVICE & SOLUTIONS, INC.

Form 10-K/A

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

The following unaudited pro-forma assumes the transaction occurred as of the beginning of the periods presented as if it would have been reported during periods below:

	(Fresca) For the Period ended 11/25/2009	(Onyx) For the Period ended 11/30/2009	Pro Forma
			Adjustments	Pro Forma

Net sales	$24,192	$175		$24,367
Cost of Sales	4,550			4,550
Gross Profit	19,642			19,642
Operating expense:
Depreciation	1,561			1,561
Selling, general and administrative	35,285	2,189		37,474
Operating income	(17,204)	(2,189)	0	(19,393)
Gain on Forfeited purchase	20,000
Other income (expense):	1,477			1,477
Interest expense	(549)			(549)

Net income (loss)	$3,724	($2,189)	$0	$1,535

Net income per common share:
Basic	$0.00	($0.00)		$0.00
Diluted	$0.00	($0.00)		$0.00

Weighted average shares outstanding:
Basic	2,100,000	4,000,000		4,000,000
Diluted	2,100,000	4,000,000		4,000,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX SERVICE & SOLUTIONS, INC.

Dated: March 2, 2011

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