Form 10-Q
period 2011-02-28
Onyx Service & Solutions, Inc
filed 2011-04-13
CIK 1483078

UNITED STATES

   SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Quarterly Period Ended February 28, 2011

   ☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

Commission File No. 333-165370

Onyx Service & Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0513468
(State of incorporation)	(IRS Employer Identification Number)

7337 Oswego Road Liverpool, NY 13090 (315) 451-4822
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

(Former name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes     ☐ No

Indicate  by check mark whether the registrant is a large accelerated filer, an  accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐   Large accelerated filer Accelerated filer

☐   Non-accelerated filer

☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

The number of shares outstanding of the issuer's common stock, was 4,309,000 common shares as of February 28, 2011.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result, "and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor   provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

ONYX SERVICE AND SOLUTIONS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 28, 2011	November 30, 2010

CURRENT ASSETS
Cash and Cash Equivalents	$ 112	32,541
Accrued Receivable	1,071	869
TOTAL CURRENT ASSETS	1,183	33,410

PROPERTY & EQUIPMENT - NET	1,040	1,359

TOTAL ASSETS	$ 2,223	$ 34,769

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts Payable - Related Party	4,800	3,900
Accounts Payable	-	7,489
Related Party Notes Payable	3,200	-
Accrued Interest	10	-
Bank Overdraft	635	-

TOTAL LIABILITIES	8,645	11,389

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .0001 par value 10,000,000 shares authorized	-	-
Common Stock, .0001 par value 250,000,000 shares authorized,
4,309,000 shares issued and outstanding.	431	431
Additional Paid in Capital	78,429	78,429
Accumulated Deficit	(85,282)	(55,480)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(6,422)	23,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,223	$ 34,769

The accompanying notes are an integral part of these financial statements

ONYX SERVICE AND SOLUTIONS INC. AND SUBSIDIARIES
CONOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For The	For The
	Three Months Ended	Three Months Ended
	February 28, 2011	February 28, 2010

SALES	$ 4,715	$ 5,546

COST OF SALES	1,526	1,197
DEPRECIATION	319	-
GENERAL AND ADMINSTRATIVE	32,662	6,764
TOTAL EXPENSES	34,507	7,961

NET OPERATING INCOME/LOSS	(29,792)	(2,415)
OTHER INCOME (EXPENSE)
Debt Forgiveness	-
Interest Expense	(10)	0.00
Total Other Income (Expense)	(10)	-

NET INCOME (LOSS)	$ (29,802)	$ (2,415)

Net Income (Loss) per Common Share	$ 0.01	$ 0.00

Weighted Common Shares Outstanding - basic and diluted	4,309,000	4,000,000

The accompanying notes are an integral part of these financial statements

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDED FEBRUARY 28, 2011
(unaudited)

	Common Stock		Additional	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Paid in Capital	Receivable	Deficit	Equity (Deficit)
Balance November 30, 2010	309,000	$ 431	$ 78,429	-	$ (55,480)	$ 23,380
Net Loss	-	-	-		(29,802)	(29,802)
Balance February 28, 2011	4,309,000	$ 431	$ 78,429	-	$ (85,282)	$ (6,422)

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARY
CONSOLDIATED STATEMENTS OF CASH FLOW
(unaudited)

	For The	For The
	Period Ended	Period Ended
	February 28, 2011	February 28, 2010

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$ (29,802)	$ (2,415)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation expense	319	-
Changes in Operating Assets & Liabilities:
Accounts Receivable	(202)	(60)
Accounts Payable	(7,489)	4,736
Accounts Payable - Related Party	900	-
Accrued Interest	10	-

CASH USED FOR OPERATING ACTIVITIES	(36,264)	2,261

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Fixed Assets	-	(10,400)

CASH USED FOR INVESTING ACTIVITIES	-	(10,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital		958
Bank Overdraft	635	-
Borrowing on Debt – Related Party	3,200	11,431

CASH PROVIDED BY FINANCING ACTIVITIES	3,835	958

NET DECREASE IN CASH	(32,429)	(7,181)

CASH AT BEGINNING OF PERIOD	32,541	-

CASH AT PERIOD END	$ 112	$ (7,181)

The accompanying notes are an integral part of these financial statements.

 ONYX SERVICE & SOLUTIONS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED FEBRUARY 28, 2011 (UNAUDITED)

NOTE 1.            NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Onyx Service and Solutions, Inc.  (the Company) is currently a provider of both privately owned and company owned automatic teller machines (ATM). The Company receives revenues from the collection of the surcharge revenues and inter-exchange revenues.

Organization and Basis of Presentation

The Company was formed under the laws of the State of Delaware.  On November 25, 2009, the Company entered into an asset purchase agreement with Fresca Worldwide Trading., a Nevada company, for the purchase of its ATM assets. The Company paid Fresca Worldwide Trading Corp. $10,400 for the purchase of its ATM assets.  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet as of February 28, 2011, consolidated statements of operations for the three months ended February 28, 2011 and 2010, consolidated statement of owner’s equity for the three months ended February 28, 2011, and consolidated statements of cash flows for the three months ended February 28, 2011, and 2010, are unaudited.  These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and included all adjustments necessary for the fair presentation of the company’s statement of financial position at February 28, 2011 and its results of operations and its cash flows for the three months ended February 28, 2011 and 2010.  The results for the three months ended February 28, 2011, are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2011.

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

REVENUE RECOGNITION

The Company derives its revenue from surcharge revenue and interexchange revenue. Surcharge fees are added fees which the Company charges the ATM user for dispensing cash. Interexchange fees are fees charged between banks for transferring money. The Company receives all of the Surcharge Fees and receives a net of $.20 per transaction of the Interexchange fees. The Company recognizes the net fees received as revenues.

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended February 28, 2010.

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

·	Level 1. Observable inputs such as quoted market prices in active markets.
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
·

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

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of  February 28, 2011 or  2010, and as such, had no assets or liabilities that fell into the tiers described above.

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

NOTE 3.

PROPERTY & EQUIPMENT

	February 28, 2011	November 30, 2011

Equipment	$8,469	$8,469
Accumulated Depreciation	(7,429)	(7,110)
Total Property & Equipment	$1,040	$1,359

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

For Federal and New York income tax purposes, the Company has net operating loss carry forwards that expire through 2029. The net operating loss as of February 28, 2011 is approximately $85,282. No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	February 28, 2011	November 30, 2011
Deferred tax asset:
NOL Carry forward	$29,849	$18,863
Valuation allowances	(29,849)	(18,863)
Deferred Tax Asset	$0	$0

NOTE 5.

COMMON STOCK

During November 2009 the company sold 4,000,000 founder’s shares of common stock.  During April 2010, the company sold 309,000 shares at $.25 per share for proceeds of $77,250.  The number of shares issued and outstanding at February 28, 2011 is 4,309,000.  The company is authorized to issue common stock of 250,000,000 shares at par value of $ .0001.

NOTE  6.

NOTES PAYABLE – RELATED PARTY

The Company has a $1,600  note payable with Mary Passalqua  an officer of the company, bearing interest at 8%; payable on demand.

The Company has a $1,600 note payable with Margaret Burton an officer of the company bearing interest at 8%; payable on demand.  The total of related party note payable is $3,200 as of February 28, 2011 with accrued interest of $10.00.

NOTE 7.

OPERATING LEASE

The Company leases office space under an operating lease expiring in December 2012. Rent expense for the period ended February 28, 2011 amounted to $900. The Rent is due to Calloway Properties a company fully owned by Mary Passalaqua, a related party of Onyx.

The minimum future rental payments under the operating lease at February 28, 2011 are as follows:

2011	$2,700
2012	$3,300

NOTE  8.

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The ASC was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

In November 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC upon inception at June 23, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying audited financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

NOTE 9.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

·	discuss our future expectations;

·	contain projections of our future results of operations or of our financial condition; and

·	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Organization and Basis of Presentation

The Company was formed under the laws of the State of Delaware.  On November 25, 2009, the Company entered into an asset purchase agreement with Fresca World Wide Trading Corp, a Nevada company, for the purchase of its ATM assets. The Company paid Fresca World Wide Trading, Corp. $10,400.  Fresca World Wide Trading, Corp is operated as a privately held company and has been in existence since 2006. The Company was active from February 10, 2006, (date of formation) until November 25, 2009

Critical Accounting Policies

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

THREE MONTHS ENDED FEBRUARY 28, 2011 COMPARED TO FEBRUARY 28, 2010

REVENUES

The Company had total Revenue for the Three Months Ended February 28, 2011 of $4,715.  This reflects a decrease of $831 or 14.98% when compared to the total revenue of $5,546 for the Three Months Ended February 28, 2010.  This change is primarily attributed to a decrease in the number of transactions on the system.

The Company had Interexchange Revenue for the Three Months Ended February 28, 2011 of $2,792.  This reflects an increase of $913 or 48.6%, when compared to the Interexchange Revenue $1,879 for the Three Months Ended February 28, 2011.  This is primarily attributed to an increase in the number of ATM’s which Interexchange Revenue is earned and the number of transactions occurring during the period.

The Company had Surcharge Revenue for the Three Months Ended February 28, 2011 of $1,923.   This reflects a decrease of $1,248 when compared to $3,171 for the Three Months Ended February 28, 2010.   This decrease is primarily attributed to a decrease in the number of transactions.

COSTS OF SALES

Our commissions increased $473 or 54% from $875 for the Three Months Ended February 28, 2010 to $1,348, for the Three Months Ended February 28, 2011.  This increase is due to an increase in the number of vendors receiving commission.

Our cost for ATM phone lines and supplies increased $174 from $322 for the Three Months Ended February 28, 2010 to $497 for the Three Months Ended February 28, 2011.  This increase is primarily due to an increase in ATM Phone supplies purchased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the Three Months Ended February 28, 2011 are $32,662.   This is an increase of $25,898 when compared to $6,764 for the Three Months Ended February 28, 2010. This increase consists primarily of increases in professional fees.

Net Loss from Operations

We had net loss of $29,802 for the Three Months Ended February 28, 2011 as compared to a net loss of $2,415 for the Three Months Ended February 28, 2010. This increase was primarily due to an increase in Professional fees for the Three Months Ended February 28, 2011.

Liquidation & Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of February 28, 2011 we had $112 cash on hand, compared to $4,651 as of February 28, 2010.  We believe that we will continue to need investing and financing activities to fund operations.

Net cash used by operating activities was $32,264 during the Three Months Ended February 28, 2011, mainly representative of an increase in General and Administrative expenses paid during 2010. This compares to net cash provided by operating activities of $2,261 for the Three Months Ended February 28, 2010.

Net cash provided by investing activities was $0 during the Three Months Ended February 28, 2011.  This compares to net cash used by investing activities of $0 for the Three Months Ended February 28, 2010.

Net cash provided by financial activities was $3,835 during Three Months Ended February 28, 2011, mainly representing the increase in related party notes payable.  This compares to net cash provided by financing activities of $958 for the Three Months Ended February 28, 2010.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 3 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next Three-month period and beyond.

Working Capital

As of February 28, 2011, we had total current assets of $1,183, and total current liabilities of $8,645 which results in working capital of $6,422 as compared to total current assets of $33,410 and total current liabilities of $11,381 resulting in working capital of 23,380 as of December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a  et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

 The Company is not a party to any pending legal proceeding and we are not aware of any pending legal proceeding in which any of our officers or directors or any beneficial holders of 5% or more of our voting securities are adverse to or have a material interest adverse to the Company.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 There were no unregistered sales of equity securities during the reported interim period.

Item 3. Defaults on Senior Securities

 The Company has no outstanding Senior Securities.

Item 4. (Removed and Reserved)

Item 5.  Other Information

 None.

Item 6.  Exhibits

EXHIBIT 31.1	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL EXECUTIVE OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 31.2	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 32.1	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL EXECUTIVE OFFICER’S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OFTHE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32.2	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OFTHE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX SERVICE & SOLUTIONS, INC.

Dated: April 13, 2011

by: /s/ Mary Passalaqua

Mary Passalaqua

President and Chief Executive Officer

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