Form 10-Q
period 2011-05-31
Onyx Service & Solutions, Inc
filed 2011-07-13
CIK 1483078

UNITED STATES

   SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Quarterly Period Ended May 31, 2011

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

The number of shares outstanding of the issuer's common stock, was 4,309,000 common shares as of May 31, 2011.

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

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

ONYX SERVICE AND SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2011
	(UNAUDITED)	November 30, 2010
CURRENT ASSETS
Cash and Cash Equivalents	$ 4,239	$ 32,541
Accrued Receivable	1,225	869
Prepaid Expenses	10,000	-
TOTAL CURRENT ASSETS	15,464	33,410

PROPERTY & EQUIPMENT - NET	931	1,359

TOTAL ASSETS	$ 16,395	$ 34,769

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts Payable - Related Party	5,700	3,900
Accounts Payable	6,998	7,490
Related Party Notes Payable	18,200
Accrued Interest	181

TOTAL LIABILITIES	31,079	11,390

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, .0001 par value 10,000,000 shares authorized	-
Common Stock, .0001 par value 250,000,000 shares authorized,
4,309,000 shares issued and outstanding.	431	431
Additional Paid in Capital	78,428	78,428
Accumulated Deficit	(93,543)	(55,480)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(14,684)	23,379

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 16,395	$ 34,769

The accompanying notes are an integral part of these financial statements

ONYX SERVICE AND SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010

SALES	$6,384	$5,700	$ 11,099	$ 11,246

COST OF SALES	1,957	855	3,483	1,197
DEPRECIATION	109	847	428	847
GENERAL AND ADMINSTRATIVE	12,407	7,008	45,070	6,764
TOTAL EXPENSES	14,473	8,710	48,981	8,808

NET OPERATING INCOME/LOSS	(8,089)	(3,010)	(37,882)	2,438
OTHER INCOME (EXPENSE)
Interest Expense	(171)	(425)	(181)	(425)
Total Other Income (Expense)	(171)	(425)	(181)	(425)

NET INCOME (LOSS)	$ (8,260)	$ (3,435)	$ (38,063)	$ 2,013

Net Income (Loss) per Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ 0.00

Weighted Common Shares Outstanding - basic and diluted	4,309,000	4,000,000	4,309,000	4,000,000

The accompanying notes are an integral part of these financial statements

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF CASH FLOW

	For The	For The
	Period Ended	Period Ended
	May 31, 2011	May 31, 2010

CASH FLOW FROM OPERATING ACTIVITIES

Net Income(Loss)	$ (38,063)	2,013
Adjustments to reconcile Net Income(Loss) to net
cash (used for) operating activities:
Depreciation expense	428	-
Changes in Operating Assets & Liabilities:
Accounts Recievable	(356)	(60)
Prepaid Expenses	(10,000)	-
Accounts Payable	(492)	4,736
Accounts Payable - Related Party	1,800
Accrued Interest - Related Party	181

CASH PROVIDED BY(USED FOR) OPERATING ACTIVITIES	(46,502)	6,689

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Fixed Assets	-	(10,400)

CASH USED FOR INVESTING ACTIVITIES	-	(10,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid In Capital	-	-
Proceeds from sale of stock	-	-
Contributed Capital		958
Borrowing on Debt - Related Party	18,200	11,431

CASH PROVIDED BY FINANCING ACTIVITIES	18,200	12,389

NET INCREASE (DECREASE) IN CASH	(28,302)	8,678

CASH AT BEGINNING OF PERIOD	32,541	44,795

CASH AT PERIOD END	$ 4,239	$ 53,473

The accompanying notes are an integral part of these financial statements

ONYX SERVICE AND SOLUTIONS, INC. AND SUBISIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2011

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

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated balance sheet as of May 31, 2011, consolidated statements of operations for the three and six months ended May 31, and 2010, consolidated statement of owner’s equity for the six  months ended May 31, 2011, and consolidated statements of cash flows for the six months ended May  31, 2011, are unaudited.  These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and included all adjustments necessary for the fair presentation of the company’s statement of financial position at May 31, 2011 and its results of operations and its cash flows for the six months ended May 31, 2011 and 2010.  The results for the six months ended May 31, 2011, are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2011.

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended May 31, 2011.

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

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. [The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of May  31, 2011 or  2010, and as such, had no assets or liabilities that fell into the tiers described above.

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

NOTE 3.

PROPERTY & EQUIPMENT

	May 31, 2011	November 30, 2010

Equipment	$8,469	$8,469
Accumulated Depreciation	(7,538)	(7,110)
Total Property & Equipment	$931	$1,395

NOTE 4.

COMMON STOCK

During November 2009 the company sold 4,000,000 founder’s shares of common stock.  During April 2010, the company sold 309,000 shares at $.25 per share for proceeds of $77,250.  The number of shares issued and outstanding at May 31, 2011 is 4,309,000.  The company is authorized to issue common stock of 250,000,000 shares at par value of $ .0001.

NOTE  5.

NOTES PAYABLE – RELATED PARTY

The Company has  $10,600  of  notes payable with Mary Passalqua  an officer of the company, bearing interest at 8%; payable on demand.

The Company has a $7,600 note payable with Margaret Burton an officer of the company, bearing interest at 8%; payable on demand.   The total of related party note payable is $18,200 as of May 31, 2011 with accrued interest of $181.15.

NOTE 6.

OPERATING LEASE

The Company leases office space under an operating lease expiring in December 2012. Rent expense for the period ended May 31, 2011 amounted to $1,800. The Rent is due to Calloway Properties a company fully owned by Mary Passalaqua, a related party of Onyx.

The minimum future rental payments under the operating lease at May 31, 2011 are as follows:

2011	$2,700
2012	$3,300

NOTE  7.

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

NOTE  8.

 THE EFFECT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (CON’T)

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

•

discuss our future expectations;

•

contain projections of our future results of operations or of our financial condition; and

•

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

Organization and Basis of Presentation

The Company was formed under the laws of the State of Deleware.  On November 25, 2009, the Company entered into an asset purchase agreement with Fresca World Wide Trading Corp, a Nevada company, for the purchase of its ATM assets. The Company paid Fresca World Wide Trading, Corp. $10,400 and assumed 32,995 of Liabilities for the purchase of its ATM assets on November 25, 2009.  Fresca World Wide Trading, Corp is operated as a privately held company and has been in existence since 2006. The Company was active from February 10, 2006, (date of formation) until November 25, 2009

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of the fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

The Company has 3 different circumstances for recording the surcharge fee as revenue. In the first case, for ATM’s owned and serviced by the Company, the Company receives and reports the entire surcharge fee as revenue. In the second case, where the Company owns but does not service the ATM’s, the Company records the surcharge fee as revenue and records the portion of the fee paid to the owner of the ATM location as commission expense. In the third case, of ATM’s owned and serviced by third party vendors, the Company rebates all of the surcharge fee to the third party and does not report any surcharge fee revenue.

THREE MONTHS ENDED MAY 31, 2011

REVENUES

The Company had total Revenue for the Three Months Ended May 31, 2011 of $6,384.  This reflects an increase of $684 or 12% when compared to the total revenue of $5,700 for the Three Months Ended May 31, 2010.  This change is primarily attributed to an increase in the number of transactions on the system.

The Company had Inter-exchange Revenue for the Three Months Ended May 31, 2011 of $3740.  This reflects an increase of $1,074 or 84.6%, when compared to the Interexchange Revenue $2026 for the Three Months Ended May 31, 2010.  This is primarily attributed to an increase in the number of ATM’s which Interexchange Revenue is earned and the number of transactions occurring during the period.

The Company had Surcharge Revenue for the Three Months Ended May 31, 2011 of $2,644.   This reflects a decrease of $1,030 or 28% when compared to $3,674 for the Three Months Ended May 31, 2010.   This decrease is primarily attributed to a decrease in the number of transactions.

COSTS OF SALES

Our commissions increased $1,133 or 175.4% from $646 for the Three Months Ended May 31, 2010 to $1,779, for the Three Months Ended May 31, 2011.  This increase is due to an increase in the number of vendors receiving commission.

Our cost for ATM phone lines and supplies decreased $30 from $208 for the Three Months Ended May 31, 2010 to $178 for the Three Months Ended May 31, 2011.  This decrease is primarily due to a decrease in ATM Phone supplies purchased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the Three Months Ended May 31, 2011 are $12,407.   This is an increase of $5,398 when compared to $7,009 for the Three Months Ended May 31, 2010. This increase consists primarily of increases in professional fees.

Net Loss from Operations

We had net loss of $8,260 for the Three Months Ended May 31, 2011 as compared to a net loss of $3,435 for the Three Months Ended May 31, 2010. This increase was primarily due to an increase in Professional fees for the Three Months Ended May 31, 2011.

SIX MONTHS ENDED MAY 31, 2011

REVENUES

The Company had total Revenue for the Six Months Ended May 31, 2011 of $11,099.  This reflects an decrease of $147 or 1.3% when compared to the total revenue of $11,246 for the Six Months Ended May 31, 2010.  This change is primarily attributed to a decrease in the number of transactions on the system.

The Company had Inter-exchange Revenue for the Six Months Ended May 31, 2011 of $6,532.  This reflects an increase of $2,627 or 67.4%, when compared to the Interexchange Revenue $3,905 for the Six Months Ended May 31, 2010.  This is primarily attributed to an increase in the number of ATM’s which Interexchange Revenue is earned and the number of transactions occurring during the period.

The Company had Surcharge Revenue for the Six Months Ended May 31, 2011 of $4,567.   This reflects a decrease of $2,278 or 33.3% when compared to $6,845 for the Six Months Ended May 31, 2010.   This decrease is primarily attributed to a decrease in the number of transactions.

COSTS OF SALES

Our commissions increased $1,606 or 105.6% from $1,521 for the Six Months Ended May 31, 2010 to $3,127, for the Six Months Ended May 31, 2011.  This increase is due to an increase in the number of vendors receiving commission.

Our cost for ATM phone lines and supplies decreased $175 from $531 for the Six Months Ended May 31, 2010 to $356 for the Six Months Ended May 31, 2011.  This decrease is primarily due to an decrease in ATM Phone supplies purchased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the Six Months Ended May 31, 2011 are $45,070.   This is an increase of $31,297 when compared to $13,773 for the Six Months Ended May 31, 2010. This increase consists primarily of increases in professional fees.

Net Loss from Operations

We had net loss of $38,063 for the Six Months Ended May 31, 2011 as compared to a net income of $2,013 for the Six Months Ended May 31, 2010. This increase was primarily due to an increase in Professional fees for the Six Months Ended May 31, 2011.

Liquidation & Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of May 31, 2011 we had $4,240 cash on hand, compared to $32,541 as of November 30, 2010.  We believe that we will continue to need investing and financing activities to fund operations.

Net cash used by operating activities was $46,500 during the Six Months Ended May 31, 2011, mainly representative of an increase in General and Administrative expenses paid during 2010. This compares to net cash provided by operating activities of $7,114 for the Six Months Ended May 31, 2010.

Net cash provided by investing activities was $0 during the Six Months Ended May 31, 2011.  This compares to net cash used by investing activities of $10,400 for the Six Months Ended May 31, 2011

Net cash provided by financial activities was $18,200 during the Six Months Ended May 31, 2011, mainly representing the increase in related party notes payable.  This compares to net cash provided by financing activities of $958 for the Six Months Ended May 31, 2010.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 3 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next Three-month period and beyond.

Working Capital

As of May 31, 2011, we had total current assets of $15,466 and total current liabilities of $31,079 which results in working capital deficit of $15,613 as compared to total current assets of $33,410 and total current liabilities of $11,390 resulting in working capital of 22,020 as of November 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4T, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a  et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

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

Item 3. Defaults on Senior Securities

 The Company has no outstanding Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders

 No matters have been submitted to the Company's security holders for a vote, through the solicitation of proxies or otherwise during the interim period ended May 31, 2011.

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

Dated: July 13, 2011

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