Form 10-K
period 2011-07-31
Onyx Service & Solutions, Inc
filed 2011-11-14
CIK 1483078

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-K

  ☐Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended July 31, 2011

or

 ☒Transitional Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

333-165370
Commission file number

ONYX SERVICE & SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	80-0513468
(State of incorporation)	(IRS Employer Identification Number)

5455 DTC Parkway, Penthouse 4, Greenwood Village, CO 80111
(Address of principal executive office)

(303) 486-6910
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

As of November 11, 2011 there were outstanding 22,309,000 shares of Onyx Service & Solutions, Inc.'s common stock, par value $.0001 per share (the "Common Stock").

ONYX SERVICE & SOLUTIONS, INC.

Form 10-K

Report for the Fiscal Year

 Ended July 31, 2011

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

We are currently a provider of both privately-owned and company-owned Automatic Teller Machines, or ATM’s, in Onondaga County in upstate New York. The Company receives revenues from the collection of the surcharge revenues and inter-exchange revenues.

The Company

The Company was incorporated in the State of Delaware on November 25, 2009. As of July 31, 2011, we own three Automated Teller Machines (“ATMs”) and manage 19 ATMS throughout upstate New York

On November 25, 2009, we entered into an asset purchase agreement with Fresca Worldwide Trading Corp. (“Fresca”), a Nevada corporation, to purchase from Fresca all its assets including without limitation three ATMs and the rights to manage 19 other ATMS throughout upstate New York.  The acquisition was completed on November 25, 2009.  Prior to such acquisition of assets, we had no operations or assets.

We have changed our year end for reporting purposes to July 31st from November 30.

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

Typical ATM Transaction - In a typical ATM transaction in our network, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to a processing center at Meta Bank. First Data or Columbus Data by dedicated dial-up communication links. The processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

Authorization of ATM Transactions - Transactions processed on ATM’s in our network are the responsibility of the card issuer. We are not liable for dispensing cash in error if we receive a proper authorization message from a card issuer.

Transaction Volumes - We monitor the number of transactions that are made by cardholders on ATM’s in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to nine months after installation as consumers become familiar with the location of the machine.

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

We lease our general office and warehouse space in Liverpool, NY pursuant to a three year lease dated November 29, 2009 with Mary Passalaqua, a principal stockholder, and Secretary of the Company. Pursuant to the lease, the property can only be used for ATM ownership and management. Our rent is $3,600 per year payable $300 per month, subject to adjustment if the real estate taxes on the land and buildings, of which the leased properties are a part, are in excess of the amount of the real estate taxes thereon for the former fiscal year. We did not pay a security deposit. We are responsible for utilities for the leased properties and we may not sublet any portion of the property without the consent of Mary Passalaqua.  The lease expires on December 1, 2012.

The address to our general office and warehouse space is 7337 Oswego Road, Liverpool, NY13090.

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

Revenue Recognition Policies

The Company derives its revenue from surcharge revenue and interexchange revenue. Surcharge fees are added fees which the Company charges the ATM user for dispensing cash. Inter exchange fees are fees charged between banks for transferring money. The Company collects all of the Surcharge Fees and receives a portion of the Interexchange Fees as income. The Company recognizes the net fees received as revenues.

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

EIGHT MONTHS ENDED JULY 31, 2011

REVENUES

The Company had total Revenue for the Eight Months Ended July 31, 2011 of $15,500.  This reflects an increase of $97 or .006% when compared to the total revenue of $15,403 for the eight months ended July 31, 2010. This change is immaterial from the previous period.

The Company had Interchange Revenue for the Eight Months Ended July 31, 2011 of $9,224. This reflects an increase of $3,636 or 39%, when compared to the Interchange Revenue of $5,588 of Period Ended July 31, 2010, for Onyx’s Start up period.  This is primarily attributed to an increase in the number of ATM’s which Interchange Revenue is received and an increase in the number of ATM transactions.

The Company had Surcharge Revenue for the period Ended July 31, 2011 of $6,276  This reflects a decrease of $3,043 or 33%, when compared to $9,319 for the period Ended July 31, 2010, for Onyx’s Start up period. This decrease is primarily attributed to a decrease in the surcharge fee applied to each ATM transaction.

COSTS OF SALES

Our commissions increased $3,357 from $2,017 for the period Ended July 31, 2010. The commission’s expense is $5,374 for the Eight Months Ended July 31, 2011.  This increase is due to an increase in the number of vendors receiving commission.

Our cost for ATM phone lines and supplies increased $74 from $47 for the period Ended July 31, 2010 to $121 for the Eight Months Ended July 31, 2011.  This increase is primarily due to an increase in ATM Phone supplies purchased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the Eight Months Ended July 31, 2011 are $60,455.   This is an increase of $43,729 when compared to $16,726 for the period Ended July 31, 2010. This increase consists primarily of increases in professional fees.

Net Loss from Operations

We had net loss of $52,635 for the Eight Months Ended July 31, 2011 as compared to a net loss of $5,396 for the period Ended July 31, 2010. This increase was primarily due to an increase in Professional fees.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of July 31, 2011 we had $5,331 cash on hand, compared to $54,793 as of July 31, 2010.  We believe that we will continue to need investing and financing activities to fund operations.

Net cash used by operating activities was $45,410 during the Eight Months Ended July 31, 2011, mainly representative of an increase in General and Administrative expenses paid during 2011.

Net cash provided by financial activities was $18,200 during Eight Months Ended July 31, 2011 mainly representing the increase in debt.

We believe additional funding will provide us with the necessary funds to satisfy our liquidity needs for the next 3 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of July 31, 2011, we had total current assets of $6,708, and total current liabilities of $36,821 which results in negative working capital of $30,113 as compared to total current assets of $74,298 and total current liabilities of $8,014 resulting in a positive working capital of $64,079 as of July 31, 2010.

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

None

ITEM 9A(T).      CONTROLS AND PROCEDURESEVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2)

As of July 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Name	Age	Position
Malcolm G. Burleson, Sr.	40	CEO,CFO and a director

Mary Passalaqua	61	Secretary and a director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

 Malcolm G. Burleson, Sr. founded a renewable energy solutions company, Solar-Nomics in 2009 and has been its president since that time. In 2008, he was a Senior IT Consultant at Totality, a provider of remote managed services for business applications and infrastructure. From 2004 to 2007 he was Vice-President/Executive Director of Global Alliances & Business Development with Teletech Holdings. Mr. Burleson has a BBA in Business Marketing and a Minor in Psychology from Sam Houston State University. He is currently working on a MBA from Regis University in Denver.

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

Executive Compensation

We have not paid any salary, bonus or other compensation to Malcolm Burleson or Mary Passalaqua, our officers and directors, since our inception. We presently have no compensation arrangements with Mr. Burleson or with Ms. Passalaqua.

Stock Option Grants

No stock options or stock appreciation rights under any stock incentive plans or otherwise were granted to Mr. Burleson and Ms. Passalaqua since our inception.

Director Compensation

We do not currently pay, nor have we in the past, paid Mr. Burleson or Ms. Passalaqua, our officers and directors, any salary or fees for their services. It is however our policy to pay director expenses in attending board meetings.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal periods  indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, to July 31, 2011. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table

		Annual Compensation			Payouts
Name and Principal Position	Fiscal Period	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation

Malcolm G. Burleson, Sr.
CEO,CFO,Director	2011	-0-	--	--	--	--
Mary Passalaqua
Secretary/Director	2011	-0-	--	--	--	--

Options/Stock Appreciation Rights

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal period ended July 31, 2011 or for the previous year.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of July 31, 2011.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements

None.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 31, 2011 by (i) each executive officer named under “Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our Common Stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our Common Stock listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o Onyx Service & Solutions, Inc. located at 7337 Oswego Road, Liverpool, New York13090 and our telephone number is (315) 451-4822.

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock(1)
Malcolm G. Burleson,Sr. CEO, CFO,Director 5445 DTC Blvd No4 Englewood CO 80111	-	-%

Mary Passalaqua Secretary and a director 106 Glenwood Drive. S. Liverpool, NY13090	2,000,000	46.4%

All executive officers and directors as a group (without naming them) (1 person)	2,000,000	46.4%

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

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our directors, Mary Passalaqua and Malcolm Burleson, are also officers of the Company.  As a result, we do not have any independent directors.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1)     Audit Fees:  The Company’s principal accountant, M&K CPA’S has billed for Audit services $12,500 for the period ended July 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Onyx Service & Solutions, Inc.

7337 Oswego Road

Liverpool, New York 13090

We have audited the accompanying consolidated balance sheets of Onyx Service & Solutions, Inc. (the “Company”) as of July 31, 2011, November 30, 2010, and November 30, 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the periods then ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onyx Service & Solutions, Inc. as of July 31, 2011, November 30, 2010 and November 30, 2009, and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered net losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 11, 2011

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	November 30,	November 30,
	2011	2010	2009
Assets:
Cash and Cash Equivalents	$ 5,331	$ 32,541	$ 4,651
Accounts Receivable	1,377	869	60

Total Current Assets	6,708	33,410	4,711

Fixed Assets:
Furniture Fixtures & Equipment	8,469	8,469	8,469
Accumulated Depreciation	(7,611)	(7,110)	(5,417)

Total Fixed Assets	858	1,359	3,052

Total Assets	$ 7,566	$ 34,769	$ 7,763

Liabilities:
Accounts Payable	$ 11,954	$ 7,490	$ 4,436
Accounts Payable - Related Party	6,200	3,900	300
Note Payable - Related Party	18,200	-	11,431
Accrued Interest Payable	467	-	-

Total Liabilities	36,821	11,390	16,167

Stockholders' Equity (Deficit):
Preferred Stock, .0001 par value	-	-	-
10,000,000 shares authorized, none Issued and outstanding
Common Stock, .0001 par value
250,000,000 shares authorized,
4,309,000 and 4,309,000 and 4,000,000	431	431	400
shares issued and outstanding respectively.
Additional Paid in Capital	78,428	78,428	(3,790)
Subscription Receivable	-	-	(3,000)
Accumulated (Deficit)	(108,114)	(55,480)	(2,014)

Total Stockholders' Equity (Deficit)	(29,255)	23,379	(8,404)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 7,566	$ 34,769	$ 7,763

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period of December 1, 2010 to July 31, 2011	For the Twelve	From Inception
		Months Ended	(Nov 25, 2009)
		November 30,	to November 30,
		2010	2009
Sales	$ 15,500	$ 23,401	$ 175
Costs of Sales	6,363	4,437	-

Gross Margin	9,137	18,964	175

Operating Expenses:			-
General & Administrative	60,455	72,005	2,189
Total Operating Expenses	60,455	72,005	2,189

Operating Loss	(51,318)	(53,041)	(2,014)

Other Expenses
Interest	466	(425)	-
Total Other Income (Expense)	466	(425)	-

Net Loss Before Taxes	(51,784)	(53,466)	(2,014)

Income and Franchise Tax	850	-	-

Net Loss	$ (52,634)	$ (53,466)	$ (2,014)

Net Loss per Share, Basic &
Diluted	(0.01)	$ (0.01)	$ -

Weighted Common Shares
Outstanding	4,309,000	4,203,773	4,000,000

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Common	Additional	Stock	Accumulated	Total Stockholders'
	Shares	Stock	Paid in Capital	Receivable	Deficit	Equity (Deficit)
Balance at November 25, 2009	-	$ -	$ -	$ -	$ -	$ -
Founders Shares	4,000,000	400	2,600	(3,000)	-	-
Net Loss	-	-	(6,390)	-	(2,014)	(8,404)
Balance at November 30, 2009	4,000,000	400	(3,790)	(3,000)	(2,014)	(8,404)

Cash Received for subscription
receivable	-	-	-	3,000	-	3,000
Sale of Stock	309,000	-	77,218	-	-	77,250
Contributed Capital	-	-	5,000	-	-	5,000
Net Loss for the period	-	-	-		(53,466)	(53,466)
Balance November 30, 2010	4,309,000	431	78,428	-	(55,480)	23,380

Net Loss for period Dec 1, 2010
to July 31, 2011	-	-	-	-	(52,634)	-
Balance July 31, 2011	4,309,000	$ 431	$ 78,428	$ -	$ (108,114)	$ (29,255)
The accompanying notes are an integral part of these financial statements.

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF CASH FLOWS

	For the Eight Months From December 1, 2010 to July 31, 2011	For The	For The
		Year Ended	Period Ended
		November 30,	November 30,
		2010	2009
CASH FLOW FROM OPERATING ACTIVITIES

Net loss for the Period	$ (52,634)	$ (53,466)	$ (2,014)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation expense	501	1,693	-
Changes in Operating Assets & Liabilities
Increase in Accounts Receivable	(507)	(809)	(60)
Increase in Accounts Payable	4,464	3,054	4,736
Increase in Accounts Payable - Related Party	2,300	3,600
Increase in Accrued Interest	466	-
Increase Debt Forgiveness	-	(496)	-
NET CASH USED FOR OPERATING ACTIVITIES	(45,410)	(46,424)	2,662

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(10,400)
NET CASH USED FOR INVESTING ACTIVITIES	-	-	(10,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	80,249	-
Contributed Capital	-	-	958
Borrowing on Debt from Related Party	18,200	22,000	11,431
Principle Payments on Debt to
Related Party	-	(27,935)	-
NET CASH PROVIDED BY FINANCING
ACTIVITIES	18,200	74,314	12,389

NET INCREASE (DECREASE) IN CASH	(27,210)	27,890	4,651
CASH AT BEGINNING OF PERIOD	32,541	4,651	-
CASH AT PERIOD END	$ 5,331	$ 32,541	$ 4,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise and Income Taxes	$ 850	$ -	$ -
Debt forgiveness	$ -	$ 5,000	$ -

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JULY 31, 2011

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended July 31, 2011, November 30, 2010, or 2009.

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

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of July 31, 2011 or 2010, and as such, had no assets or liabilities that fell into the tiers described above.

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

NOTE 3 - PROPERTY & EQUIPMENT

	July 31, 2011	Nov 30, 2010	Nov 30, 2009

Equipment	$8,469	$8,469	8,469
Accumulated Depreciation	(7,538)	(7,110)	(5,417)
Total Property & Equipment	$931	$1,359	3,052

NOTE 4 - COMMON STOCK

During November 2009 the company sold 4,000,000 founder’s shares of common stock.  During April 2010, the company sold 309,000 shares at $.25 per share for proceeds of $77,250.  The number of shares issued and outstanding at July 31, 2011 is 4,309,000.  The company is authorized to issue common stock of 250,000,000 shares at par value of $ .0001.

NOTE  5 - NOTES PAYABLE – RELATED PARTY

For the period ended July 31, 2011 the Company has  $10,600  of  notes payable with Mary Passalqua,  a former officer of the company, bearing interest at 8%; payable on demand.

For the period ended July 31, 2011 the Company has a $7,600 note payable with Margaret Burton, a former officer of the company, bearing interest at 8%; payable on demand.   The total of related party note payable is $18,200 as of July 31, 2011 with accrued interest of $467.

For the period ended November 30, 2010 the Company has $0 note payable.

For the period ended November 30, 2009 the Company has a $5,000 note payable to Joseph Meuse for the purchase of assets.

For the period ended November 30, 2009 the Company has a $6,029 note payable to Fresca Worldwide Trading Corporation for the purchase of assets.

NOTE 6 - OPERATING LEASE

The Company leases office space under an operating lease expiring in December 2012. Rent expense for the period (12/1/2010-7/31/2011) amounted to $2,300. The Rent is due to Calloway Properties a company fully owned by Mary Passalaqua, a related party of Onyx.

The minimum future rental payments under the operating lease at July 31, 2011 are as follows:

2011	$1,500
2012	$3,300

NOTE  7 -  THE EFFECT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by

F-10

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

NOTE 9. - GOING CONCERN

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

NOTE 10 – ADDITIONAL FINANCIAL DISCLOSURE: TRANSITION PERIOD

The company changed its year-end from Nov 30 to July 31. The SEC requires companies who change their year-end to present condensed comparable financial statements to the transition period. The transition period starts after the prior year-end date, Nov 30, and goes to the new year-end date July 31. The comparable financials for the period in 2010 are unaudited.

NOTE 11 - SUBSEQUENT EVENTS

Resignation of Officer and Director

Effective as of August 10, 2011, Margaret A. Burton resigned as Secretary and Director of Onyx Service & Solutions, Inc. (the “Company”).  The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Resignation of Officer

Effective as of August 10, 2011, Mary Passalaqua resigned as President and CEO of the Corporation.  The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Certain Officers

Effective as of August 10, 2011, the Board of Directors of the Company (the “Board”) approved by unanimous written consent the appointment of Ms. Mary Passalaqua as Secretary of the Company.

Election of Director; Appointment of Certain Officers

Effective as of August 10, 2011, the Board approved by unanimous written consent the appointment of Mr. Malcolm G. Burleson, Sr. as a member of the Board and as CEO and CFO of the Company.

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

		(Unaudited)
	July 31,	July 31,
	2011	2010
Assets:
Cash and Cash Equivalents	$ 5,331	$ 54,793
Prepaids	-	17,300
Accounts Receivable	1,377	-

Total Current Assets	6,708	72,093

Property & Equipment - Net	858	2,205

Total Assets	$ 7,566	$ 74,298

Liabilities:
Accounts Payable	$ 11,954	$ 314
Accounts Payable - Related Party	6,200	2,700
Related Party Notes Payable and Accrued Interest	18,667	5,000

Total Liabilities	36,821	8,014

Stockholders' Equity:
Preferred Stock, .0001 par value	-	-
10,000,000 shares authorized
Common Stock, .0001 par value
250,000,000 shares authorized,
4,309,000 and 4,000,000 shares issued	431	431
and outstanding respectively.
Additional Paid in Capital	78,428	73,263
Subscription Receivable
Accumulated Deficit	(108,114)	(7,410)

Total Stockholders' Equity	(29,255)	66,284

Total Liabilities and Stockholders’ Equity	$ 7,566	$ 74,298

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		(Unaudited)
	For the Eight Months From December 1, 2010 to July 31, 2011	For the Eight Months From December 1, 2009 to July 31, 2010

Sales	$ 15,500	$ 15,403
Costs of Sales	6,363	3,573

Gross Margin	9,137	11,830

Operating Expenses:
General & Administrative	60,455	16,726
Total Operating Expenses	60,455	16,726

Operating Loss	(51,318)	(4,896)

Other Expenses
Interest	466	425
Total Other Income (Expense)

Net Loss Before Taxes	(51,784)	(5,321)

Income and Franchise Tax	850	75

Net Loss	$ (52,634)	$ (5,396)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX SERVICE & SOLUTIONS, INC.

Dated: November 14, 2011

By: /s/ Malcolm G. Burleson, Sr.

Malcolm G. Burleson, Sr.

Principal Executive Officer, Principal Financial Officer and Director

By: /s/ Mary Passalaqua

Mary Passalaqua

Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.