Form 10-Q
period 2011-10-31
Onyx Service & Solutions, Inc
filed 2011-12-20
CIK 1483078

UNITED STATES

   SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Quarterly Period Ended October 31, 2011

   ☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

Commission File No. 333-165370

Onyx Service & Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0513468
(State of incorporation)	(IRS Employer Identification Number)

5455 DTC Parkway, Penthouse 4 Greenwood Village, CO 80111 (303) 486-0910
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

The number of shares outstanding of the issuer's common stock, was 22,309,000 common shares as of December 20, 2011.

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

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	October 31,	July 31,
	2011	2011
	(unaudited)	(audited)
Assets:
Cash and Cash Equivalents	$ 7,298	$ 5,331
Prepaids	2,090	-
Accounts Receivable	-	1,377
Total Current Assets	9,388	6,708
Equipment, net	749	858
Goodwill	2,200,000	-

Total Assets	$ 2,210,137	$ 7,566

Liabilities:
Accounts Payable	$ 1,271	$ 11,954
Accounts Payable - Related Party	-	6,200
Note Payable	380,917	18,200
Accrued Interest Payable	99,735	467

Total Liabilities	481,923	36,821

Stockholders' Equity (Deficit):
Preferred Stock, .0001 par value
10,000,000 shares authorized	-	-
Common Stock, .0001 par value
250,000,000 shares authorized,
22,309,000 and 4,309,000
shares issued and outstanding	2,231	431
Additional Paid in Capital	3,191,355	78,428
Accumulated Deficit	(1,465,372)	(108,114)

Total Stockholders' Equity (Deficit)	1,728,214	(29,255)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 2,210,137	$ 7,566

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended October 31,

	2011	2010
	(unaudited)

Sales	$ 2,142	$ 6,311
Costs of Sales	1,072	1,534

Gross Margin	1,070	4,777

Operating Expenses:
Professional Fees	408,397	21,000
Consulting	17,500	-
General & Administrative	43,339	1,607
Total Operating Expenses	469,236	22,607

Operating Loss	(468,166)	(17,830)

Other Expenses
Loss on debt conversion	(875,000)	-
Interest Expense	(14,092)	-
Total Other Income (Expense)	(889,092)	-

Net Loss Before Taxes	(1,357,258)	(17,830)

Income and Franchise Tax	-	-

Net Loss	$ (1,357,258)	$ (17,830)

Net Loss per Share, Basic & Diluted	$ (0.08)	$ (0.00)

Weighted Common Shares Outstanding	17,004,651	4,309,000

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Common	Common	Additional	Stock	Accumulated	Total Stockholders'
	Shares	Stock	Paid in Capital	Receivable	Deficit	Equity (Deficit)
Balance at November 25, 2009	-	$ -	$ -	-	$ -	$ -
Founders Shares	4,000,000	400	2,600	(3,000)	-	-
Net Loss	-	-	(6,390)	-	(2,014)	(8,404)
Balance at November 30, 2009	4,000,000	400	(3,790)	(3,000)	(2,014)	(8,404)

Cash Received for subscription
receivable	-	-	-	3,000	-	3,000
Sale of Stock	309,000	31	77,218	-	-	77,249
Contributed Capital	-	-	5,000	-	-	5,000
Net Loss for the period	-	-	-	-	(53,466)	(53,466)
Balance November 30, 2010	4,309,000	431	78,428	-	(55,480)	23,379

Net Loss for period Dec 1, 2010
to July 31, 2011	-	-	-	-	(52,634)	(52,634)
Balance July 31, 2011	4,309,000	431	78,428	-	(108,114)	(29,255)

Stock Exchange	11,000,000	1,100	1,713,627	-	-	1,714,727
Stock issued for services	2,000,000	200	999,500	-	-	999,700
Stock issued for debt conversion	5,000,000	500	399,800	-	-	400,300
Net loss for three months ended
October 31, 2011	-	-	-	-	(1,357,258)	(1,357,258)
Balance October 31, 2011	22,309,000	2,231	3,191,355	-	(1,465,372)	(1,728,214)

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLDIATED STATEMENT OF CASH FLOWS

	Three Months Ended October, 31
	2011	2010
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES

Net loss for the Period	$ (1,357,258)	$ (17,830)
Adjustments to reconcile net loss to net cash
used for operating activities:
Goodwill from purchase of subsidiary	(2,200,000)
Issuance of stock for services	3,048,457	-
Depreciation expense	109	423
Changes in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable	3,517	(1,281)
Increase in Prepaids	(62,960)	-
Increase (Decrease) in Accounts Payable	(17,406)	1,250
Increase in Accrued Interest	13,995	165
Increase in Rent Payable	523	-
NET CASH USED FOR OPERATING ACTIVITIES	571,023	(17,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
Notes absorbed from purchase of subsidiary	400,000	-
Accrued Interest absorbed from subsidiary	85,273	-
NET CASH USED FOR INVESTING ACTIVITIES	(1,714,727)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	105,000	-
Payments on notes	(17,283)	-
NET CASH PROVIDED BY FINANCING
ACTIVITIES	87,717	-

NET INCREASE IN CASH	1,967	(17,273)
CASH AT BEGINNING OF PERIOD	5,331	54,793
CASH AT PERIOD END	$ 7,298	$ 37,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 97	$ -
Franchise and Income Taxes	$ -	$ -
Debt forgiveness	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2011

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

On August 22, 2011, the Company entered into and consummated a share exchange agreement with Blackstone Equity Partners PTE LTD (“Blackstone”), the sole shareholder of Southern Geo Power Corp., a Wyoming corporation (“SGPC”) and SGPC to acquire all the issued and outstanding shares of SGPC, in consideration for 11,000,000 newly issued restricted shares of the Company. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated statements of operations for the three months ended October 31, 2010, consolidated statement of owner’s equity for the three months ended October 31, 2011, and consolidated statements of cash flows for the three months ended October 31, 2010 and 2011, are unaudited.  These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and included all adjustments necessary for the fair presentation of the company’s statement of financial position at October 31, 2011 and its results of operations and its cash flows for the three months ended October 31, 2011 and 2010.  The results for the three months ended October 31, 2011, are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2012.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts Onyx Service and Solutions, Inc., Fresca World Wide Trading Corp. and Premier ATM Inc., a wholly owned subsidiary of Fresca World Wide Trading Corp.  The Company absorbed all assets and liabilities from their subsidiary Southern Geo Power Corp in the month of August. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. No such charges were recorded for the period ended October 31, 2011.

COMMISSION EXPENSE

When the Company owns but does not service the ATM’s, the Company records the surcharge fee as revenue and records the portion of the fee paid to the owner of the ATM location as commission expense.

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

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of October 31, 2011 or 2010, and as such, had no assets or liabilities that fell into the tiers described above.

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

NOTE 3 - PREPAIDS

As of October 31, 2011 and July 31, 2011 the Company has the following prepays.

	October 31, 2011 Consolidated	July 31, 2011

Service retainer on lease	$2,090	$-
Total prepaids	$2,090	$-

NOTE 4 - PROPERTY & EQUIPMENT

	October 31, 2011 (Unaudited)	July 31, 2011

Equipment	$8,469	$8,469
Accumulated Depreciation	(7,720)	(7,611)
Net Equipment	$749	$858

NOTE 5 - GOODWILL

On August 22, 2011, the Company entered into and consummated a share exchange agreement with Blackstone Equity Partners PTE LTD (“Blackstone”), the sole shareholder of Southern Geo Power Corp., a Wyoming corporation (“SGPC”) and SGPC to acquire all the issued and outstanding shares of SGPC, in consideration for 11,000,000 newly issued restricted shares of the Company.

The Company recognized $2,200,000 of goodwill from the share exchange with SGPC. For the period ending October 31, 2011 the Company did not record any impairment loss on the goodwill.

NOTE 6 - COMMON STOCK

During November 2009 the company sold 4,000,000 founder’s shares of common stock.

During April 2010, the company sold 309,000 shares at $.25 per share for proceeds of $77,250.

The company is authorized to issue common stock of 250,000,000 shares at par value of $ .0001.

On August 22, 2011, the Company entered into and consummated a share exchange agreement with Blackstone Equity Partners PTE LTD (“Blackstone”), the sole shareholder of Southern Geo Power Corp., a Wyoming corporation (“SGPC”) and SGPC to acquire all the issued and outstanding shares of SGPC, in consideration for 11,000,000 newly issued restricted shares of the Company.

In the month of August, the Company issued 5,000,000 common shares for a reduction in debt of $125,000.

In the month of September, the Company issued 2,000,000 common shares for services related to consulting contracts.

The number of common shares issued and outstanding at October 31, 2011 is 22,309,000

NOTE 7 - NOTES PAYABLE

As a result of the stock exchange with Southern Geo Power Corp. the Company absorbed a $400,000 note payable to Infinite Funding Inc. The note bears simple interest of 15% from the date of issuance March 4, 2010. The principle and interest are due in full on March 2, 2012.

The Company has a note payable to Margaret Burton, a former officer of the company, bearing interest at 8%; payable on demand.

Notes payable and accrued interest for October 31, 2011 and July 31, 2011 are as follows:

	October 31, 2011 (Unaudited)	July 31, 2011
Infinite Funding, Inc.	$ 380,000	$ -
Margaret Burton	917	7,600
Mary Passalaqua	-	10,600
Accrued Interest	$ 99,735	$ 467
Total Notes Payable and Accrued Interest	$ 480,652	$ 18,667

NOTE 8 - RENT PAYABLE

The rent liability is being amortized over the life of the lease. The rent liability is accrued from the first free month of rent on the operating lease. As of October 31, 2011 the rent payable balance is $523.

NOTE 9 – COMMITTMENTS

 In August the Company signed a one year office lease with Regus Corp with a $1,045 a month rent. The first and last month of rent are free. Under GAAP the company will accrue rent expense for the free rental months and post a deferred rent liability.

The minimum future rental payments under the operating lease at October 31, 2011 are as follows:

2011                          $1,741.66

2012                          $6,095.81

In August the Company signed consulting agreements with two non related individuals. The terms are for six months. For both agreements, the first installment was paid with the issuance of 1,000,000 common shares. The second installment will become due in the Company’s second quarter which can be paid in either $25,000 cash or 1,000,000 common shares.

NOTE 10 - THE EFFECT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 - GOING CONCERN

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

NOTE 12 – ADDITIONAL FINANCIAL DISCLOSURE: TRANSITION PERIOD

The company changed its year-end from Nov 30 to July 31. In doing so the company filed a transition period financial statement. The transition period starts after the prior year-end date, Nov 30, and goes to the new year-end date July 31. Note that the comparable numbers for 2010 are unaudited.

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

THREE MONTHS ENDED OCTOBER 31, 2011

REVENUES

The Company had total Revenue for the Three Months Ended October 31, 2011 of $2,142.  This reflects a decrease of $4,169 or 66% when compared to the total revenue of $6,311 for the Three Months Ended October 31, 2010.  This change is primarily attributed to a decrease in the number of transactions on the system.

The Company had Inter-exchange Revenue for the Three Months Ended October 31, 2011 of $1,322.  This reflects a decrease of $1,153 or 47%, when compared to the Interexchange Revenue $2,475 for the Three Months Ended October 31, 2010.  This is primarily attributed to a decrease in the number of ATM’s which Interexchange Revenue is earned and the number of transactions occurring during the period.

The Company had Surcharge Revenue for the Three Months Ended October 31, 2011 of $820.   This reflects a decrease of $3,016 or 79% when compared to $3,836 for the Three Months Ended October 31, 2010.   This decrease is primarily attributed to a decrease in the number of transactions.

COSTS OF SALES

Our commissions decreased $462 or 30% from $1,534 for the Three Months Ended October 31, 2010 to $1,072, for the Three Months Ended October 31, 2011.  The decrease is due to a decrease in the number of transactions, which commissions are based on.

Our cost for ATM phone lines and supplies decreased $19 from $237 for the Three Months Ended October 31, 2010 to $218 for the Three Months Ended October 31, 2011.  This decrease is primarily due to a decrease in ATM Phone supplies purchased.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the Three Months Ended October 31, 2011 are $43,339.   This is an increase of $41,732 when compared to $1,607 for the Three Months Ended October 31, 2010. This increase consists primarily of increases in filing fees and professional fees.

Net Loss from Operations

We had a net loss of $407,296 for the Three Months Ended October 31, 2011 as compared to a net loss of $17,830 for the Three Months Ended October 31, 2010. This increase was primarily due to an increase in stock for services expense for the Three Months Ended October 31, 2011.

Liquidation & Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of October 31, 2011 we had $7,298 cash on hand, compared to $5,331 as of July 31, 2011.  We believe that we will continue to need investing and financing activities to fund operations.

Net cash used by operating activities was $1,631,117 during the three Months Ended October 31, 2011, mainly representative of an increase in stock for services expense. This compares to net cash provided by operating activities of $17,273 for the three Months Ended October 31, 2010.

Net cash provided by investing activities was $1,714,727 during the three Months Ended October 31, 2011.  This compares to net cash used by investing activities of $0 for the three Months Ended October 31, 2010.

Net cash provided by financial activities was $87,717 during the three Months Ended October 31, 2011, mainly representing the increase in notes payable.  This compares to net cash provided by financing activities of $0 for the three Months Ended October 31, 2010.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 3 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next Three-month period and beyond.

Working Capital

As of October 31, 2011, we had total current assets of $70,258 and total current liabilities of $481,923 which results in working capital deficit of $411,665 as compared to total current assets of $33,410 and total current liabilities of $11,390 resulting in working capital of $22,020 as of November 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are ineffective as of October 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended October 31, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the months ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4. Removed and Reserved.

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

Dated: December 20, 2011

By: /s/ Malcolm G. Burleson, Sr.

Malcolm G. Burleson, Sr.

Principal Executive Officer, Principal Financial Officer and Director

By: /s/ Mary Passalaqua

Mary Passalaqua

Director