Form 10-Q/A
period 2011-10-31
Onyx Service & Solutions, Inc
filed 2011-12-30
CIK 1483078

UNITED STATES

   SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Quarterly Period Ended October 31, 2011

 -

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

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, filed with the Securities and Exchange Commission on December 20, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended October 31,

	2011	2010
	(unaudited)

Sales	$ 2,142	$ 6,311
Costs of Sales	1,072	1,534

Gross Margin	1,070	4,777

Operating Expenses:
Professional Fees	8,397	21,000
Consulting	417,500	-
General & Administrative	43,339	1,607
Total Operating Expenses	469,236	22,607

Operating Loss	(468,166)	(17,830)

Other Expenses
Loss on debt conversion	(875,000)	-
Interest Expense	(14,092)	-
Total Other Income (Expense)	(889,092)	-

Net Loss Before Taxes	(1,357,258)	(17,830)

Income and Franchise Tax	-	-

Net Loss	$ (1,357,258)	$ (17,830)

Net Loss per Share, Basic & Diluted	$ (0.08)	$ (0.00)

Weighted Common Shares Outstanding	17,004,651	4,309,000

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Common	Common	Additional	Stock	Accumulated	Total Stockholders'
	Shares	Stock	Paid in Capital	Receivable	Deficit	Equity (Deficit)
Balance at November 25, 2009	-	$ -	$ -	-	$ -	$ -
Founders Shares	4,000,000	400	2,600	(3,000)	-	-
Net Loss	-	-	(6,390)	-	(2,014)	(8,404)
Balance at November 30, 2009	4,000,000	400	(3,790)	(3,000)	(2,014)	(8,404)

Cash Received for subscription
receivable	-	-	-	3,000	-	3,000
Sale of Stock	309,000	31	77,218	-	-	77,249
Contributed Capital	-	-	5,000	-	-	5,000
Net Loss for the period	-	-	-	-	(53,466)	(53,466)
Balance November 30, 2010	4,309,000	431	78,428	-	(55,480)	23,379

Net Loss for period Dec 1, 2010
to July 31, 2011	-	-	-	-	(52,634)	(52,634)
Balance July 31, 2011	4,309,000	431	78,428	-	(108,114)	(29,255)

Stock Exchange	11,000,000	1,100	1,713,627	-	-	1,714,727
Stock issued for services	2,000,000	200	999,500	-	-	999,700
Stock issued for debt conversion	5,000,000	500	399,800	-	-	400,300
Net loss for three months ended
October 31, 2011	-	-	-	-	(1,357,258)	(1,357,258)
Balance October 31, 2011 (unaudited)	22,309,000	2,231	3,191,355	-	(1,465,372)	(1,728,214)

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLDIATED STATEMENT OF CASH FLOWS

	Three Months Ended October, 31
	2011	2010
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES

Net loss for the Period	$ (1,357,258)	$ (17,830)
Adjustments to reconcile net loss to net cash
used for operating activities:
Shares for Services	400,000
Loss on Debt Conversion	875,000	-
Depreciation expense	109	423
Changes in Operating Assets & Liabilities
(Increase) Decrease in Accounts Receivable	1,377	(1,281)
Increase in Prepaids	(2,090)	-
Increase (Decrease) in Accounts Payable	(17,406)	1,250
Increase in Accrued Interest	13,995	165
Increase in Rent Payable	523	-
NET CASH USED FOR OPERATING ACTIVITIES	(85,750)	(17,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-
NET CASH USED FOR INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	105,000	-
Payments on notes	(17,283)	-
NET CASH PROVIDED BY FINANCING
ACTIVITIES	87,717	-

NET INCREASE IN CASH	1,967	(17,273)
CASH AT BEGINNING OF PERIOD	5,331	54,793
CASH AT PERIOD END	$ 7,298	$ 37,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$ 97	$ -
Franchise and Income Taxes	$ -	$ -
Debt forgiveness	$ -	$ -

NON-CASH:
Debt Conversion	$ 125,000	$ -
Share acquisition	$ 2,200,000	$ -

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2011

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

On August 22, 2011, the Company entered into and consummated a share exchange agreement with Blackstone Equity Partners PTE LTD (“Blackstone”), the sole shareholder of Southern Geo Power Corp., a Wyoming corporation (“SGPC”) and SGPC to acquire all the issued and outstanding shares of SGPC, in consideration for 11,000,000 newly issued restricted shares of the Company. The Company has consolidated its financials with the acquired subsidiary as of the agreement date. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts Onyx Service and Solutions, Inc., Fresca World Wide Trading Corp., Southern Geo Power Corp., and Premier ATM Inc., a wholly owned subsidiary of Fresca World Wide Trading Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 3 - PREPAIDS

As of October 31, 2011 and July 31, 2011 the Company has the following prepaids.

	October 31, 2011 (unaudited)	July 31, 2011

Service retainer on lease	$2,090	$-
Total prepaids	$2,090	$-

NOTE 4 - PROPERTY & EQUIPMENT

	October 31, 2011 (unaudited)	July 31, 2011

Equipment	$8,469	$8,469
Accumulated Depreciation	(7,720)	(7,611)
Net Equipment	$749	$858

NOTE 5 - GOODWILL

On August 22, 2011, the Company entered into and consummated a share exchange agreement with Blackstone Equity Partners PTE LTD (“Blackstone”), the sole shareholder of Southern Geo Power Corp., a Wyoming corporation (“SGPC”) and SGPC to acquire all the issued and outstanding shares of SGPC, in consideration for 11,000,000 newly issued restricted shares of the Company.

The Company recognized $2,200,000 (11,000,000 shares times .2 FMV) of goodwill from the share exchange with SGPC. There were no assets on the balance sheet of SGPC at the time of acquisition, so the full fair market value of the stock issued, $2,200,000, was recognized as goodwill. For the period ending October 31, 2011 the Company did not record any impairment loss on the goodwill.

Goodwill	2,200,000
Note Payable	400,000
Interest Payable	85,273
Common Stock	1,100
APIC	1,713,627
To record Share Exchange on 8/22/2011

The Company acquired SGPC in a business combination. The Company will absorb key officers and directors from SGPC who have experience in the development of a unique wireless power transmission technology intended for low power requirement applications such as remote controls and industrial sensors.

The Unaudited Pro Forma Consolidated Balance Sheet and Unaudited Pro Forma Consolidated Statement of Income are prepared to give the effect of the Company’s purchase of SGPC. The SGPC audited financial statements were prepared as of and for the year ended July 31, 2011 (its fiscal year end). The Company changed its fiscal year end from November 30 to July 31. The unaudited Pro Forma Consolidated Statements of Income have been prepared on the basis that Onyx fiscal year ended July 31, 2011. The unaudited pro forma financial statements present the financial position of the Company as if the acquisition of SGPC occurred on July 31, 2011 when in actuality it occurred August 22, 2011. The acquisition has been accounted for using the purchase method in accordance with Accounting Standards Codification 805, Business Combinations.

ONYX Service & Solutions, Inc. Proforma Balance Sheet
As of July 31, 2011
(unaudited)

	ONYX	SGPC
	July 31, 2011	July 31, 2011			Consolidated
	(unaudited)	(unaudited)		Adjustments	Balance
Assets:
Cash and Cash Equivalents	$ 5,331	-		-	$ 5,331
Accounts Receivable	1,377	-		-	1,377
Total Current Assets	6,708	-		-	6,708
Equipment, net	858	-		-	858
Goodwill	-	-	(2)	2,200,000	2,200,000
Total Assets	$ 7,566	-		2,200,000	$ 2,207,566

Liabilities:
Accounts Payable	$ 11,954	-		-	$ 11,954
Accounts Payable- Related Party	6,200	400,000		-	406,200
Note Payable	18,200	-		-	18,200
Accrued Interest Payable	467	85,273		-	85,740

Total Liabilities	36,821	485,273		-	522,094

Stockholders' Equity:
Preferred Stock	-				-
Common Stock	431	-	(2)	1,100	1,531
Additional Paid in Capital	78,428	102,200	(1)	(102,200)	78,428
			(2)	1,713,627	1,713,627
Accumulated Deficit	(108,114)	(587,473)	(1)	587,473	(108,114)

Total Stockholders' Equity	(29,255)	(485,273)		2,200,000	1,685,472

Total Liabilities and Stockholders’ Equity	$ 7,566	-		2,200,000	$ 2,207,566

(1) Reflects the elimination of SGPC equity accounts
(2) Relects the issuance of 11,000,000 shares of ONYX common stock at par value related to the acquisition of SFPC.

ONYX Service & Solutions, Inc.
Proforma Consolidated Statement of Income
(unaudited)

	ONYX	SGPC
	Year Ended	Year Ended
	July 31, 2011	July 31, 2011		Consolidated
	(unaudited)	(unaudited)	Adjustments	Balance

Revenues	$ 23,498	$ -	$ -	$ 23,498
Cost of Revenues	8,920	-	-	$ 8,920
Gross Profit	14,578	-	-	14,578

Expenses
Compensation Expense	-	60,000	-	60,000
General and Administrative Expenses	13,725	12,133	-	25,858
Professional Fees	101,091			101,091
Total Operating Expenses	114,816	(72,133)	-	186,949

Net Loss from Operations	(100,238)	(72,133)	-	(172,371)

Other Expenses
Interest Expense	(466)	(60,000)	-	(60,466)
TOTAL OTHER (EXPENSES)	(466)	(60,000)	-	(60,466)

NET LOSS	$ (100,704)	$ (132,133)	$ -	$ (232,837)

NOTE 6 - COMMON STOCK

During November 2009 the Company sold 4,000,000 founder’s shares of common stock.

During April 2010, the Company’s stock offering sold 309,000 shares at $.25 per share for proceeds of $77,250.

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

In the month of August, the Company issued 5,000,000 common shares for a reduction in debt of $125,000. The shares were valued at fair market value of $.2/share which resulted in a finance expense of [(5,000,000 X .2 = 1,000,000) – 125,000 = 875,000].  The debt conversion resulted in a loss of $875,000.

In the month of September, the Company issued 2,000,000 common shares for services related to consulting contracts. The stocks fair market value was valued at $.2/share which resulted in an expense of [2,000,000 X .2 = $400,000].

The number of common shares issued and outstanding at October 31, 2011 is 22,309,000

NOTE 7 - NOTES PAYABLE

As a result of the stock exchange with Southern Geo Power Corp. the Company absorbed a $400,000 note payable to Infinite Funding Inc. The note bears simple interest of 15% from the date of issuance March 4, 2010. The principle and interest are due in full on March 2, 2012.

The Company has a note payable to Margaret Burton, a former officer of the company, bearing interest at 8%; payable on demand.

Notes payable and accrued interest for October 31, 2011 and July 31, 2011 are as follows:

	October 31, 2011 (Unaudited)	July 31, 2011
Infinite Funding, Inc.	$ 380,000	$ -
Margaret Burton	917	7,600
Mary Passalaqua	-	10,600
Accrued Interest	99,735	467
Total Notes Payable and Accrued Interest	$ 480,652	$ 18,667

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

The minimum future rental payments under the operating lease at October 31, 2011 are as follows:

2011                          $1,742

2012                          $6,096

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

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.

In the following months the Company started operations on a solar power project that will power West Bay Lodge Resort in Roatan, Honduras.

NOTE 13 – ADDITIONAL FINANCIAL DISCLOSURE: TRANSITION PERIOD

The company changed its year-end from Nov 30 to July 31. In doing so the company filed a transition period financial statement. The transition period starts after the prior year-end date, Nov 30, and goes to the new year-end date July 31. Note that the comparable numbers for 2010 are unaudited.

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	November 30,	November 30,
	2011	2010	2009
Assets:
Cash and Cash Equivalents	$ 5,331	$ 32,541	$ 4,651
Accounts Receivable	1,377	869	60

Total Current Assets	6,708	33,410	4,711

Fixed Assets:
Furniture Fixtures & Equipment	8,469	8,469	8,469
Accumulated Depreciation	(7,611)	(7,110)	(5,417)

Total Fixed Assets	858	1,359	3,052

Total Assets	$ 7,566	$ 34,769	$ 7,763

Liabilities:
Accounts Payable	$ 11,954	$ 7,490	$ 4,436
Accounts Payable - Related Party	6,200	3,900	300
Note Payable - Related Party	18,200	-	11,431
Accrued Interest Payable	467	-	-

Total Liabilities	36,821	11,390	16,167

Stockholders' Equity (Deficit):
Preferred Stock, .0001 par value	-	-	-
10,000,000 shares authorized, none Issued and outstanding
Common Stock, .0001 par value
250,000,000 shares authorized,
4,309,000 and 4,309,000 and 4,000,000	431	431	400
shares issued and outstanding respectively.
Additional Paid in Capital	78,428	78,428	(3,790)
Subscription Receivable	-	-	(3,000)
Accumulated (Deficit)	(108,114)	(55,480)	(2,014)

Total Stockholders' Equity (Deficit)	(29,255)	23,379	(8,404)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 7,566	$ 34,769	$ 7,763

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period of December 1, 2010 to July 31, 2011	For the Twelve	From Inception
		Months Ended	(Nov 25, 2009)
		November 30,	to November 30,
		2010	2009
Sales	$ 15,500	$ 23,401	$ 175
Costs of Sales	6,363	4,437	-

Gross Margin	9,137	18,964	175

Operating Expenses:			-
General & Administrative	60,455	72,005	2,189
Total Operating Expenses	60,455	72,005	2,189

Operating Loss	(51,318)	(53,041)	(2,014)

Other Expenses
Interest	466	(425)	-
Total Other Income (Expense)	466	(425)	-

Net Loss Before Taxes	(51,784)	(53,466)	(2,014)

Income and Franchise Tax	850	-	-

Net Loss	$ (52,634)	$ (53,466)	$ (2,014)

Net Loss per Share, Basic &
Diluted	(0.01)	$ (0.01)	$ -

Weighted Common Shares
Outstanding	4,309,000	4,203,773	4,000,000

The accompanying notes are an integral part of these financial statements.

ONYX SERVICE & SOLUTIONS, INC & SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Common	Additional	Stock	Accumulated	Total Stockholders'
	Shares	Stock	Paid in Capital	Receivable	Deficit	Equity (Deficit)
Balance at November 25, 2009	-	$ -	$ -		$ -	$ -
Founders Shares	4,000,000	400	2,600	(3,000)	-	-
Net Loss	-	-	(6,390)	-	(2,014)	(8,404)
Balance at November 30, 2009	4,000,000	400	(3,790)	(3,000)	(2,014)	(8,404)

Cash Received for subscription
receivable	-	-	-	3,000	-	3,000
Sale of Stock	309,000	-	77,218	-	-	77,250
Contributed Capital	-	-	5,000	-	-	5,000
Net Loss for the period	-	-	-		(53,466)	(53,466)
Balance November 30, 2010	4,309,000	431	78,428	-	(55,480)	23,380

Net Loss for period Dec 1, 2010
to July 31, 2011	-	-	-	-	(52,634)	-
Balance July 31, 2011	4,309,000	$ 431	$ 78,428	$ -	$ (108,114)	$ (29,255)
The accompanying notes are an integral part of these financial statements.

ONYX SERVICE AND SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLDIATED STATEMENTS OF CASH FLOWS

	For the Eight Months From December 1, 2010 to July 31, 2011	For The Year Ended November 30, 2010	For The Period Ended November 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES

Net loss for the Period	$ (52,634)	$ (53,466)	$ (2,014)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation expense	501	1,693	-
Changes in Operating Assets & Liabilities
Increase in Accounts Receivable	(507)	(809)	(60)
Increase in Accounts Payable	4,464	3,054	4,736
Increase in Accounts Payable - Related Party	2,300	3,600
Increase in Accrued Interest	466	-
Increase Debt Forgiveness	-	(496)	-
NET CASH USED FOR OPERATING ACTIVITIES	(45,410)	(46,424)	2,662

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(10,400)
NET CASH USED FOR INVESTING ACTIVITIES	-	-	(10,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	80,249	-
Contributed Capital	-	-	958
Borrowing on Debt from Related Party	18,200	22,000	11,431
Principle Payments on Debt to
Related Party	-	(27,935)	-
NET CASH PROVIDED BY FINANCING
ACTIVITIES	18,200	74,314	12,389

NET INCREASE (DECREASE) IN CASH	(27,210)	27,890	4,651
CASH AT BEGINNING OF PERIOD	32,541	4,651	-
CASH AT PERIOD END	$ 5,331	$ 32,541	$ 4,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise and Income Taxes	$ 850	$ -	$ -
Debt forgiveness	$ -	$ 5,000	$ -

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

Organization and Basis of Presentation

The Company was formed under the laws of the State of Delaware.  On November 25, 2009, the Company entered into an asset purchase agreement with Fresca World Wide Trading Corp, a Nevada company, for the purchase of its ATM assets. The Company paid Fresca World Wide Trading, Corp. $10,400 and assumed 32,995 of Liabilities for the purchase of its ATM assets on November 25, 2009.  Fresca World Wide Trading, Corp is operated as a privately held company and has been in existence since 2006. The Company was active from February 10, 2006, (date of formation) until November 25, 2009.

On August 22, 2011, the Company entered into and consummated a share exchange agreement with Blackstone Equity Partners PTE LTD (“Blackstone”), the sole shareholder of Southern Geo Power Corp., a Wyoming corporation (“SGPC”) and SGPC to acquire all the issued and outstanding shares of SGPC, in consideration for 11,000,000 newly issued restricted shares of the Company. The Company has consolidated its financials with the acquired subsidiary as of the agreement date. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Net Loss from Operations

We had a net loss of $1,357,258 for the Three Months Ended October 31, 2011 as compared to a net loss of $17,830 for the Three Months Ended October 31, 2010. This increase was primarily due to an increase in stock for services expense and loss from debt conversion for the Three Months Ended October 31, 2011.

Liquidation & Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of October 31, 2011 we had $7,298 cash on hand, compared to $5,331 as of July 31, 2011.  We believe that we will continue to need investing and financing activities to fund operations.

Net cash used by operating activities was $571,023 during the three Months Ended October 31, 2011, mainly representative of an increase in stock for services expense, loss on debt conversion, and goodwill recognized from purchase of subsidiary. This compares to net cash provided by operating activities of $17,273 for the three Months Ended October 31, 2010.

Net cash provided by investing activities was $485,273 during the three Months Ended October 31, 2011.  This compares to net cash used by investing activities of $0 for the three Months Ended October 31, 2010.

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

Working Capital

As of October 31, 2011, we had total current assets of $9,388 and total current liabilities of $481,923 which results in working capital deficit of $472,535 as compared to total current assets of $ 6,708 and total current liabilities of $ 36,821 resulting in working capital deficit of $ 30,113 as of July 31, 2011.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were ineffective as of October 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults on Senior Securities

 The Company has no outstanding Senior Securities.

Item 4. Removed and Reserved.

Item 5.  Other Information

 None.

Item 6.  Exhibits

EXHIBIT 31.1	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL EXECUTIVE OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 31.2	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
EXHIBIT 32.1	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL EXECUTIVE OFFICER’S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OFTHE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32.2	ONYX SERVICE & SOLUTIONS, INC. PRINCIPAL FINANCIAL OFFICER'S CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OFTHE SARBANES-OXLEY ACT OF 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONYX SERVICE & SOLUTIONS, INC.

Dated: December 30, 2011

By: /s/ Malcolm G. Burleson, Sr.

Malcolm G. Burleson, Sr.

Principal Executive Officer, Principal Financial Officer and Director

By: /s/ Mary Passalaqua

Mary Passalaqua

Director